Form 10-K
period 2006-12-31
UNIVERSAL POWER GROUP INC.
filed 2007-03-29
CIK 1372000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-33207

Universal Power Group, Inc.
(Exact name of registrant as specified in its charter)

TEXAS	75-1288690
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1720 Hayden Road, Carrollton, Texas	75006
(Address of principal executive offices)	(Zip Code)

(469) 892-1122
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value	American Stock Exchange
(Title of Each Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     Yes ☐       No. ☑

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.      Yes ☐    No. ☑

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑    No. ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

     Large accelerated filer ☐                          Accelerated filer ☐                          Non-accelerated filer ☑

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐       No. ☑

     As of March 20, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $22,250,000 (based on the closing sales price of the registrant’s common stock on that date).

     As of March 20, 2007, 5,000,000 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934 regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. The terms “we,” “our,” “us,” or any derivative thereof, as used herein shall mean Universal Power Group, Inc., a Texas corporation.

PART I

Item 1.           BUSINESS

Corporate History and Information

     We were organized in July 1968 under the laws of Texas. Our principal executive office is located at 1720 Hayden Road, Carrollton, Texas 75006, and our telephone number is (469) 892-1122. Our web address is www.upgi.com. We also have three inactive wholly-owned subsidiaries, two of which are incorporated in Texas and one of which is incorporated in Nevada.

     Recent Event

     Until December 20, 2006, we operated as a wholly-owned consolidated subsidiary of Zunicom, Inc. (“Zunicom”), a Texas corporation, whose stock is traded on the OTC Bulletin Board under the symbol “ZNCM.OB.” On December 21, 2006 we sold 2,000,000 shares of our common stock in an underwritten initial public offering (“IPO”). In addition, in the offering Zunicom sold 1,000,000 shares of our common stock that it owned. As a result, Zunicom’s ownership interest in us was reduced to 40%. Notwithstanding the fact that, Zunicom no longer owns a controlling interest in us, it still has significant influence over us.

     Available Information

     Our website address is www.upgi.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

     You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC. The website address is www.sec.gov.

BUSINESS

General

     We are (i) a third-party logistics company specializing in supply chain management and value-added services and (ii) a leading supplier and distributor of portable power supply products, such as batteries, security system components and related products and accessories. Our principal product lines include:

  batteries of a wide variety of chemistries, battery chargers and related accessories;

  portable battery-powered products, such as jump starters and 12-volt power accessories;

  security system components, such as alarm panels, perimeter access controls, horns, sirens, speakers, transformers, cabling and other components; and

  electro-magnetic devices, capacitors, relays and passive electronic components.

     Our third-party logistics services, principally supply chain management solutions and other value-added services, are designed to help customers optimize performance by allowing them to outsource supply chain management functions. Our supply chain management services include inventory sourcing and procurement, warehousing and fulfillment. Our value-added services include custom battery pack assembly, custom kitting and packing, private labeling, component design and engineering, graphic design, and sales and marketing. We also distribute batteries and portable power products under various manufacturers’ and private labels, as well as under our own proprietary brands. We are one of the leading domestic distributors of sealed, or “maintenance-free,” lead acid batteries. Our customers include OEMs, distributors and both online and traditional retailers. The products we source, manage and distribute are used in a diverse and growing range of industries, including automotive, consumer goods, electronics and appliances, marine and medical instrumentation, computer and computer-related products, office and home office equipment, security and surveillance equipment, and telecommunications equipment and other portable communication devices.

     We believe that the demand for third-party logistics services in general, and supply chain management solutions and value-added services in particular, is growing, particularly in the electronics industry. In general, businesses are increasingly focused on identifying ways to more efficiently manage their supply chain, an operational necessity as products are sourced and distributed globally and a financial requirement as organizations have discovered the fiscal benefits of streamlining their logistics processes, providing an increased demand and opportunity for organizations providing logistics services in general and supply chain management services in particular. Businesses increasingly strive to minimize inventory levels, reduce order and cash-to-cash cycle lengths, perform manufacturing and assembly operations in low-cost locations and distribute their products globally. Furthermore, businesses increasingly cite an efficient supply chain as a critical element to improve financial performance. To remain competitive, successful businesses need to not only achieve success in the core competencies, they must also execute quickly and accurately.

     To accomplish these goals, businesses are increasingly turning to organizations that provide a broad array of logistics services, including supply chain management solutions. The demand for these solutions has grown as businesses continue to outsource non-core competencies, globally source goods and materials, and focus on managing the overall cost of their supply chain. These trends have been further facilitated by the rapid growth of technology, including the growth of the Internet and the World Wide Web as an information tool and electronic interfaces between systems of service providers and their customers.

     The demand for electronic equipment and components is impacted by general economic conditions, technological developments, changes in consumer demand and preferences, the cost of lead and copper, the two principal raw materials used to manufacture electronic components and fuel costs, which impacts both manufacturing and shipping. We believe that technological change within the electronics industry drives growth as new product introductions accelerate sales and provide us with new opportunities. However, we further believe that our products are not affected by rapidly changing technology since they represent basic elements and portable power supplies common to a wide variety of existing electronic circuit designs. At the same time, we cannot assure you that advances and changes in technology, manufacturing processes, and other factors will not affect the market for our products. We do however continue to stay abreast of technological advances and changes in the electronics and portable power supply market.

Industry Background

     The electronics industry covers an array of products and components, which includes semiconductors and passive/electromechanical products and systems, computer components, portable power supplies such as batteries and related products. The electronics industry is one of the largest industries in the United States and is growing. According to the Freedonia Group, a leading international market research firm, the global market for batteries, non-rechargeable as well as rechargeable, is estimated at $52.6 billion in 2005 and is projected to increase 7.0% annually through 2010 to $74 billion. According to a recent article in the New York Times, portable rechargeable batteries were estimated to be a $6.2 billion market in 2006 and more than one billion batteries will be manufactured by some of the largest electronics companies in the world such as Sony, Sanyo, Matsushita and Samsung. We believe that the growth of the electronics industry has been driven in part by increased demand for new products incorporating sophisticated electronic components, such as cellular phones, laptop computers, handheld and PDA devices, security and surveillance equipment, a variety of consumer products and appliances and many other wireless products as well as increased utilization of electronic components in a wide range of industrial, automotive and military products. These products all require portable battery power to function in today’s market where consumers demand productivity, portability and mobility.

     Supply chain managers have become an integral part of the electronics industry. OEMs and many small contract electronic manufacturers that use electronic components choose to outsource their procurement, inventory and materials management processes to third parties in order to concentrate their resources, including management, personnel costs and capital investment, on their core competencies, which include product development and sales and marketing. Many large distribution companies not only fill these procurement and materials management roles but further serve as a single supply source for original equipment manufacturers and contract electronic manufacturers and retailers, offering a much broader line of products, rapid or scheduled deliveries, incremental quality control measures and more support and supply chain management services than individual electronic component manufacturers. We believe that original equipment manufacturers and many smaller contract electronic manufacturers and retailers will increase their dependence on distributors for these types of logistics and supply chain management services and will continue to demand greater service and to increase quality requirements.

     We believe that the third-party logistics industry in general will continue to grow because of the following factors:

  Outsourcing non-core activities. Businesses are increasingly relying on third-party logistics providers for “non- core” activities, such as sourcing and procurement, warehousing, assembling, “kitting,” shipping and distribution, so as to focus on their core competencies. We take over the tedious tasks of sourcing and storing inventory, taking and filling orders and shipping and delivering to the end customer.

  Globalization of trade. As barriers to international trade are reduced or eliminated, businesses are increasingly sourcing their parts, supplies and raw materials from the most competitive suppliers throughout the world. Businesses often find themselves getting involved in logistical matters which they are unfamiliar with and often arefaced with unforeseen added overheads and other logistic costs, which take away from their competitive edge andbottom-line income. We believe with continued globalization businesses will increasingly turn to and rely on third-party logistics providers for all their sourcing, warehousing, inventory management, and distribution needs. We areable to offer our services at competitive rates due to our industry expertise and ability to consolidate products cost-effectively for our customers.

  Increased competition. Increasing competition means businesses have to operate more efficiently. Third party logistics providers allow businesses to reduce their costs by transferring overhead. In addition, because they buy in greater quantities, third party logistics providers can usually get better pricing from suppliers, which they can then pass along to their customers.

  Increased reliance on technology. Advances in technology are placing a premium on decreased transaction time and increased business-to-business activity. Businesses recognize the benefits of being able to transact commerce electronically.

Our Products and Services

     While we are both a logistics services provider and a distributor, the products we handle in both cases are principally the following:

  Batteries, battery chargers and related accessories. We are one of the leading domestic distributors of sealed, or “maintenance-free,” lead acid (“SLA”), absorbent glass mat and gel batteries, all of which have been designated as non-hazardous by the U.S. Department of Transportation. We maintain a broad inventory of various sizes of SLA batteries in our brands and private labeled to sell to retailers and distributors for consumer and industrial applications, and to OEMs for use in the manufacture and sale of technology products, such as wheelchairs, uninterruptible power supply (UPS) systems and security equipment. We also stock and distribute a broad range of branded and private-labeled batteries including nickel-cadmium, lithium, nickel metal hydride, alkaline and carbon- zinc batteries, which are used primarily in consumer electronic products. Our brands include the names Universal Battery, Universal, Adventure Power®, Starter-Up, UB Scootin®, Charge N’ Start™ and UNILOK™. We currently private label our products for many large customers such as Home Depot Supply, RadioShack, Bass Pro, Cabela’s and others. We also stock components used in custom battery pack assembly. Finally, we are also an authorized Panasonic modification center that builds custom-designed battery packs comprised of Panasonic batteries for customers. We continue to develop new battery sizes for varying applications depending on customer and market needs. We have an expanding line of power supply inverters, battery chargers and maintainers for various applicationssuch as automotive, marine, hunting, motorcycle and medical scooters.

  Portable power products, such as jump-starters, 12-volt power accessories and other battery-powered tools and accessories. Our line of jump-starters, called Starter-Up™ and Starter-Up Marine™, are portable sources of 12-volt DC power used primarily as emergency starting power sources on failed automobile and marine batteries. These jump-starters may be used to power many accessories including cellular phones, laptops and radios. Our jump- starters are sold to retailers such as RadioShack, Bass Pro Shop and Cabela’s. We have also added our own expanding 12-volt DC accessory line which includes electric auto jacks, impact wrenches, handheld vacuums, cordless air compressors, warmers/coolers, spotlights, electric mugs and others that plug into cigarette lighter sockets or any 12-volt DC power source.

  Security products, such as perimeter access controls, horns, sirens, speakers, transformers and related installation components. As a result of our relationship with Brink’s Home Security (“Brink’s”), we carry a broad line of residential and commercial security products including alarm panels, perimeter access controls, transformers, sirens, horns, cabling and other related products.

  Electro-magnetic devices, capacitors, relays and passive electronic components. We stock and distribute electronic components, such as resistors carbon or metal film, capacitors of varying types and relays for use in the manufacture, repair, and modification of electronic equipment.

     We continue to actively review sources for new and innovative products to add to our spectrum of product offerings. Our logistics services include the following:

  Inventory sourcing and procurement. As a result of our relationship with manufacturers in the Pacific Rim, we believe we can effectively source products for our customers and at the same time help lower their costs. We see this as a competitive advantage that will help us secure long-term customer relationships. In order to accommodate the needs of our customers, we can have the manufacturer ship directly to them. Alternatively, we can purchase and stock inventory for a customer in our warehouse according to their inventory needs and deliver to its customers as required. In this situation, we own the inventory unlike a traditional logistics and fulfillment provider that merely warehouses and distributes the products while leaving the ownership of the inventory to the customer. We believe that our ability to purchase and stock products for our customers is a competitive advantage that helps our customers manage their cash flows.

  Warehousing and distribution. We can take delivery of inventory items either for our own account or for the account of a customer, and ship out of one of our distribution centers. Our primary distribution center is located in Carrollton, Texas, a suburb of Dallas, which is a designated Foreign Trade Zone. We also benefit from Carrollton’s Triple Freeport Exemption from local tax authorities on certain inventory brought into Carrollton and then reshipped out of Texas within a specified period. This prime location allows easy access to national and international markets, and enables us to facilitate efficient, quick delivery and fulfillment of products nationwide. We also have regional logistics centers in Oklahoma City, Oklahoma, and Las Vegas, Nevada, which provideadditional distribution points to support additional and varying customer needs.

  Engineering design assistance, custom assembly and kitting. We offer engineering design assistance services for product lines, such as battery assembly systems, security and battery powered products as well as custom battery pack assembly and kitting. As an example, we have the ability to design and assemble custom battery packs consisting of assembled groups of batteries combined electrically into a single unit. These battery packs are typically used for cell phones, cordless phones, door lock and flashlight stick applications. For customers that require specific battery solutions for inclusion in their own products, we obtain the battery and necessary components and configure a new finished good unit based upon the customer’s specifications. We have specialized equipment such as electric welders, sonic welders, computer-aided design programs, computer-driven battery analyzers, battery chargers, heat-shrink ovens and strip-chart recorders to support custom assembly, design and engineering needs. In addition to providing the services necessary to produce battery packs, we supply materials such as wiring, connectors, and casings. Completed battery packs are assembled to order in nearly all instances. We add value to products and components by packaging them in customer specified kits or tailor-made units that are convenient for the customer to order. We may purchase, in bulk quantities, batteries, wiring harnesses, control panels and similar items necessary to install a residential security system. Each security system installation may require only one or two of the items purchased in bulk by us. As a value added service we will pick the small quantities of components from the bulk supply and repackage them into a single shippable unit for the convenience of our customer. We then market and sell the single shippable unit as a complete product to its customer. Weprovide this service to a number of our customers including Brinks.

  Graphic design and marketing. We offer branding, packaging design and marketing services to assist customers in bringing their product from development to finished product. In some instances, we will help promote and sell the finished product through our sales and marketing department.

  Disposal. As an additional value-added service to our customers, and in ensuring that we contribute to environmental conservation, we help coordinate pick up of all their used or “spent” sealed lead acid batteries with EPA authorized haulers who will then deliver them to EPA authorized smelters.

Growth Strategy

     Our objective is to become a leading provider of third-party logistics services, particularly supply chain management solutions, and the leading supplier and distributor of portable power supply products, security system components and other products. Our long-term growth strategy includes the following:

  Expand our logistics and value-added services offerings. As part of our overall growth strategy, we are seeking to replicate our Brinks model and have begun marketing our logistics and supply chain management capabilities. We believe that one of the most efficient ways to attract new customers and expand relationships with existing customers is to expand our logistics service. To date, our focus has been on developing supply chain management services. With our logistics and supply chain expertise, which includes sourcing, warehousing, shipping, kitting and distribution, and our array of value-added services, we are identifying and aggressively pursuing new markets and new customers who are not necessarily within the scope of portable power, security and electronic related products. We are marketing our third party logistics and supply chain solutions to other markets, whether it be warehousing,inventory management and distribution of housewares, office supplies or toys. Similarly, through our sealed lead-acid battery distribution, we have expanded to serve medical scooter, jet-ski, motorcycle, hunting, and marinemarkets. In the future, we may also seek to develop other logistics such as freight forwarding and shipping, customsand brokerage, real-time inventory pricing information, electronic order entry and rapid order processing.

  Enhance information technology capabilities. We provide a customized web portal interface for Brinks that allows it to easily place orders online with access to and management of its fulfillment needs. We plan to develop similar systems for our other customers based on their particular needs. We believe that in the coming years an increasing number of transactions in this industry will be processed online. As a result, we plan to further expand the functionality and utilization of our website in such a way that it will become more accessible and user-friendly. In addition, we have begun to review warehouse management systems and related hardware, such as materialhandling equipment and carousels, that will enable us to improve overall supply chain workflow and efficiencies,increase fulfillment capacity, provide greater visibility throughout the supply chain processes and provide real-timedata and effective decision-making.

  Increase our product offerings. Another effective means of attracting new customers and expanding relationships with existing customers is to increase the number and breadth of our product offerings. Our intention is to carry new products that complement those already within our portfolio as well as other electronic products such as semiconductors and computer equipment. In addition, we may also establish a base of operations in Asia so we can further develop relationships with low-cost manufacturers throughout the region. We intend to expand our product lines to include a more comprehensive offering of (i) consumer batteries and chargers for applications such as cell phones, laptops, camcorders, digital cameras and toys, (ii) sealed lead-acid batteries for consumer, industrial and customized applications, (iii) battery-powered and related consumer goods, such as battery chargers and maintainers, jumpstarters, portable power tools and accessories, (iv) security-related access-control products, and (v) other new products. In order achieve this goal, we will seek to expand our relationship with existing suppliers and consultants, and/or forge relationships with new suppliers using our contacts throughout the Pacific Rim.

  Identify new customers and new markets. We intend to pursue new customers and new markets through traditional sales and marketing activities. We believe that the trend of consolidation in the electronics industry will continue and that, as a result, new customers and new markets will become available to us. New markets include domestic as well as international. We currently serve customers in Canada, England, Ireland and Australia and we have a salesperson based in Spain. Part of our growth strategy is to further develop new accounts in Europe and Latin America and to establish distribution centers in strategic global locations to service these accounts. In addition, we have recently begun to offer many of our products at retail through our retail store called “Batteries & Beyond” located in our Nevada regional logistics center. We are also planning to tap into the retail market by developing a new website for consumers. We have reserved the domain names “www.batteriesbeyond.com,” “www.batteriesandbeyond.com” and “www.batteriesnbeyond.com” for this purpose.

  Develop proprietary products. We intend to develop other proprietary products synergistic to our business to build added value and offerings to our customers. For example, we are developing a battery data base cross referencing system that will have a database of all batteries, their applications, the products in which they can be used and their attributes. The different attributes of a battery include chemistry, category, brand, brand model, manufacturer and battery model. The system will be installed on free-standing kiosks in retail venues and consumers, regardless of their level of battery knowledge, will be able to search for a battery based on application, the product they are using or the battery attributes. The system will then identify one of our products that the user can either choose to purchase at the retail location if available or the user may have the option of placing the order at the kiosk and have the battery delivered directly to the consumer.

  Vertical integration. We believe that the extent of our future success will depend, in part, on our ability to control our source of products. To that end, we are contemplating either building or purchasing a factory that manufactures batteries and that also has injection molding capabilities. While either option presents its own challenges and its own set of risks, we believe that having manufacturing capability has a number of benefits that override these risks. These benefits would include (i) reducing or, in some cases, even eliminating the risk of depending on an unrelatedthird party as the single source for our most important line of products, (ii) reducing our costs and improving our margins, and (iii) enabling us to expand our business by supplying other distributors. At the present time, we are not a party to any agreement involving building or purchasing a factory. However, we have held preliminary informal discussions with a representative of our principal battery supplier, about buying that facility. Since we did not have the capital to purchase that factory those discussions were by necessity general in nature and inconclusive. At this time, we cannot say that it is likely that we will buy all or a portion of this factory. As a result of our IPO, we may enter into more serious and substantive discussions with this factory and/or its representative. We also plan to assess the different options that may be available to us, including building our own factory or purchasing an existing factory in China, Mexico or anywhere else. We cannot assure you that we will ever build or buy a factory. Any decision to build or buy a factory, whether in China or elsewhere, will be made by our board of directors, a majority of whom are “independent.” Similarly, as discussed above, we are expanding into the retail market and we also plan to develop an online retail presence and enhance our e-commerce capabilities.

Quality Controls and ISO Certification

     We adhere to a quality management system that ensures that our operations are performed within the confines of increasing strictness in quality control programs and traceability procedures. As a result, our distribution facility has successfully completed procedure and quality audits and earned a certification under the international quality standard of ISO 9001:2000. This quality standard was established by the International Standards Organization (ISO), created by the European Economic Community (EEC). The ISO created uniform standards of measuring a company’s processes, traceability, procedures and quality control in order to assist and facilitate business within the EEC. This voluntary certification is a testimony of our commitment to demonstrate our ability to consistently provide products that meet customer and applicable regulatory requirements, and enhance customer satisfaction through the effective application of the system, including processes for continual improvement of the system and the assurance of conformity to customer and applicable regulatory requirements.

     Product safety is a top priority for us and all of our products that have electrical or mechanical concerns are safety tested and approval listed by UL, CUL, CSA, CE, TUV, or other standards agencies as required by and relevant to the customer’s business location. These agency listings ensure that our products adhere to specific quality and consistency standards.

Customers

     Our customers include OEMs, contract electronic manufacturers, distributors, retailers and electronics manufacturing service providers that serve a broad range of industries including: automotive industrial; marine; medical mobility and other medical equipment; security and surveillance; consumer goods, electronics, appliances and other products; computers and related equipment and accessories; telecommunications; and distributors of portable power supply units, principally batteries, that are used in a broad range of commercial and consumer products. In total, our customer list included over 2,900 active accounts in 2006. We define an active account as anyone who has purchased goods from us within the last two years. Our largest customer is Brinks for whom we function as a supply chain manager throughout the United States and Canada. Under our agreement with Brinks, which expires in November 2008, we purchase various components for Brinks’ security systems, some of which we purchase from Brinks’ designated suppliers. Some of the components we assemble and pack into kits. We sell and ship these components and the kits to Brinks and to independent Brinks authorized dealers. Brinks is our only customer that accounts for more than 10% of our net sales. In 2006 Brinks accounted for approximately 48% of our net sales. Because of this concentration, adverse conditions affecting this customer could have an adverse impact on our business. We expect that demand for our services and, consequently, our results of operations will continue to be sensitive to domestic and global economic conditions and other factors we cannot directly control. As such, our focus will remain on diversification of our product lines and service offerings and overall expansion of business with current customers and adding new accounts through our field and global sales and marketing teams.

Sources and Availability of Products

     We purchase products from both domestic and foreign component manufacturers. In 2006, we purchased products from approximately 130 suppliers. Approximately, 68% of our 2005 purchases were from domestic suppliers and 32% were from foreign suppliers. During 2006, approximately 61% of our purchases were from domestic suppliers and 39% were from foreign suppliers. We do not have supply agreements with any of these sources, although Brinks has a written agreement with HS&CE, which accounted for approximately 42% of our inventory purchases in 2006. In addition, even though we purchase approximately 80% of our batteries from a single source, we believe that if that relationship was to terminate we would be able to re-source those products from other suppliers fairly quickly, although our costs may be higher. Other than HS&CE and our major battery supplier, we do not depend on any single source for the products that we stock and sell.

     We have significant long-term relationships with manufacturers located in the Pacific Rim, principally China. Other suppliers are located in Taiwan, Japan and Malaysia. These relationships, many exceeding a decade, are managed either directly by us and or indirectly through a third-party consultant, who has extensive expertise in importing batteries, portable power accessories, and related products, particularly from China. Through this relationship, we have the capability to effectively procure products according to customer needs including “hard-to-find” items to obtain lower project and product costs and to offer a wide and expanding range of synergistic portable power solutions such as chargers and 12-volt accessories. Under our agreement with this consultant, we pay a commission if we purchase goods from a factory that it introduced to us. The commission is based on the total dollar value of the transaction and ranges from 3% to 6%, depending on the factory. Approximately 30% of our product purchases are covered by this agreement, including purchases from our largest overseas supplier which represented approximately 22% of our total product purchases and 80% of our battery purchases in 2006.

Competition

     We compete with numerous, well-established companies, many, if not most of which are larger and have greater capital and management resources and greater name recognition than we do. Our competitors include international, national, regional and local companies in a variety of industries.

     One group of actual competitors includes traditional logistics service providers. The major companies in this industry include C.H. Robinson Worldwide, Inc., EGL, Inc., Stonepath Group and UTI Worldwide, Inc. In general, these companies provide freight transportation services but could also provide supply chain management solutions. In comparison, we do not provide freight transportation services. This could make us a less attractive alternative to some potential customers. However, we do engage a freight forwarding company to work with us on consolidating and securing price competitive freight transportation services.

     Second, in the logistics business we also compete directly with the large overnight shipping companies, such as UPS, FedEx and DHL who have begun to market themselves as supply chain management service providers.

     Third, in the distribution business, we compete with battery and other electronic component distributors, such as Interstate Batteries, MK Battery, Dantona, Arrow Electronics, Avnet, WESCO International, Jaco Electronics and All American Semiconductor. Companies like Arrow Electronics, Avnet, WESCO, Jaco and All-American also have multiple product lines and many also provide supply chain management services. Over the past five years this industry has experienced rapid consolidation driven in part, we believe, by the advances in online capabilities and the availability of more precise supply chain software and systems. While we do not believe that we have the capital resources to compete directly with these companies, we do believe that as a smaller company we can be more opportunistic in terms of developing niche markets and in terms of responding to customer needs, market changes and other trends.

     Finally, we are increasingly finding that manufacturers, particularly foreign manufacturers, are competing against us, marketing and selling their products directly to original equipment manufacturers, distributors and retailers, importers, brokers and e-commerce companies. Foreign manufacturers, particularly those located in low-cost jurisdictions such as Latin America and Asia, generally have a price advantage but are less knowledgeable about the domestic market and lack the infrastructure to properly serve the market.

     We compete primarily on the basis of price, inventory availability, flexibility, scope of services, quality of products and services, delivery time and customer relationships. As such, our ability to remain competitive will largely depend on our ability to (i) continue to source products cheaply and efficiently, (ii) develop new and alternative sources that are comparable in terms of price and quality, and (iii) anticipate and respond to customer demands and preferences and trends affecting the industry, such as new product introductions and pricing strategies, consumer and demographic trends, international, national, regional and local economic conditions including those affecting prices of raw materials and shipping.

     We believe we can differentiate ourselves from other logistics companies in our overall knowledge, experience and understanding of the electronics industry and the market for portable power and related products and in our existing supply-side relationships, which include direct relationships with factories and relationships with factory representatives. We further believe that our most important competitive advantages include the following:

  Well-established sourcing contacts. We have long-standing relationships with manufacturers in the Pacific Rim, principally China. Also, we were one of the first authorized distributors of Panasonic batteries in the United States. We also have long-standing relationships with independent third-parties who have extensive contact withmanufacturers throughout Asia. We believe that we can bring additional value to our customers by locatingalternate suppliers of the same product of comparable quality at significantly lower prices.

  Key customer relationships. Over the last two years we have had over 2,900 customers, from sole proprietors and small businesses to many large, well-known national, regional and local distributors and retailers. Our customers include Brinks, RadioShack, Bass Pro Shops, Cabela’s, Pride Mobility, The Scooter Store, Protection One, Home Depot Supply, the U.S. Navy, and GE Security.

  Extensive inventory permits prompt response to customer needs. We stock a broad range of products according to customer and seasonal needs. With approximately $20 million of inventory on hand at any given time, covering 75 classes of products and more than 2,200 SKU’s, we can satisfy most customer demands immediately. Up to 50% of our inventory at any particular time may consist of products that we stock in order to make timely deliveries to Brinks under our agreement with Brinks.

  National distribution. Our primary logistics center and warehouse facility is located in Carrollton, Texas, part of the Dallas metroplex area. We also have regional logistics centers in Oklahoma City, Oklahoma, and Las Vegas, Nevada. The Nevada facility also houses our “Batteries & Beyond” retail store.

  Value-added services. We offer value-added services not commonly provided by other third-party logistics or supply chain service providers, such as sourcing, custom kitting, battery pack assembly, product development, private labeling, and coordinating customers with licensed, EPA approved handlers for their battery recycling needs. Also, we were one of the first authorized Panasonic modification centers in the United States. Unlike traditional third party logistics providers that usually only take possession of a customer’s inventory, we actually purchase and stock the inventory for our clients. In a conventional service relationship, the customer purchases the goods from the supplier and directs the supplier to deliver the goods to the logistics company, which then packs and ships the goods to the end-user. We would similarly look to reduce our exposure with new logistics customers through guaranteed buy-backs, letters of credit or other techniques, although we cannot assure you that any potential customers would be amenable to such an arrangement.

  Broad industry experience; experienced management and support professionals. We have been in business for almost 40 years and have extensive knowledge of our markets and products. Our chief executive officer, Randy Hardin, has been in the battery distribution business for over 20 years. We also have a dedicated and experienced management team coupled with an excellent support staff.

  Reputation for quality . Since our inception, we have built a reputation based on the quality of our products, the timeliness of our deliveries and our responsiveness to customer demands. We believe that our commitment to customer satisfaction and our sourcing expertise have helped us in the industry as a premier supplier of batteries and other portable power products and related accessories. We have had ISO 9001:2000 certification since October 2003. In addition, we ensure that we obtain safety approvals on our products where required by one or more of the following agencies: UL, CUL, CSA, CE and TUV.

Marketing and Sales

     We employ marketing, sales and sales support to actively pursue new business opportunities and retain and grow existing accounts. We also engage outside sales representatives. We use a variety of techniques to market our products including: (i) direct marketing through personal visits to customers by management, field sales people and sales representatives supported by a staff of inside sales personnel who handle quoting, accepting, processing and administration of sales orders; (ii) general advertising, sales referrals and marketing support from component manufacturers; (iii) telemarketing; (iv) active participation in industry tradeshows throughout the year; and (v) our website. We have undertaken minimal advertising in trade publications, though we foresee pursuing more advertising avenues including direct mail, additional trade and magazine publications and online advertising.

     Our sales organization continues to be one of our differentiating factors in the marketplace. Our senior management supports our sales people with an active and targeted selling approach. Our managers are responsible for customer service and the daily execution of customer requirements focusing on a level of service that we believe will exceed our customers’ expectations. This includes proactively managing existing customer requirements as well as coordinating and communicating customer requirements. Our managers are empowered to make decisions to support our customers.

     Customer retention and strengthening current relationships to participate in new business opportunities is important to us, and we emphasize this throughout our organization. Our logistics revenues continue to be a critical part of our revenue base and we will continue to market, design and execute supply chain management solutions aimed at reducing our customers’ delivery costs and strengthening our customer alliances. For instance, we have a dedicated customer service team to handle Brinks’ daily service matters, to ensure focused support and continued customer satisfaction. We continue to emphasize the development of national and global accounts while aggressively targeting local accounts where we can leverage our array of services. The larger, more complex accounts typically have many requirements ranging from very detailed standard operating and product approval procedures to customized information technology integration requirements. We believe our consistent growth, cost optimization and adaptability to customer needs has enabled us to more effectively compete for and obtain many new accounts.

Intellectual Property

     We own a number of trademarks, trade names, service marks and service names that we use, some of which are registered. These marks and names include the following: Starter-Up™, UB Scootin®, Adventure Power®, Batteries & Beyond™, Charge N’ Start™, UNILOK™, Let Us Power You™ and UPG™. We believe that these marks are important and have helped us develop a brand identity in certain markets and in connection with certain products. In addition, we also rely on trade secrets and other proprietary information regarding customers and suppliers, which we try to protect through the use of confidentiality and non-competition agreements.

     We have a patent-pending on a battery cross-reference system and method that enables users of all levels of knowledge to search for a battery, based on different attributes of a battery. The different attributes of a battery include its chemistry, category, brand of category, brand model, manufacturer and battery model. This concept will be housed in a stand-alone kiosk setting, and our objective is to place these kiosks at retailers. This store within a store concept will enable consumers to browse a comprehensive battery cross-reference database and cross applications of other brands to one of our batteries. The system will then allow the consumer to either locate the product within that retail location, or choose to order the product from the kiosk and have the battery delivered to his or her home. We believe that this patent will help us gain new business at retailers and at the same time, offer retailers a competitive advantage and a value-added service.

Technology

     Our information technology infrastructure is designed to facilitate a distributed operations business model with backend servers for a more centralized and efficient management environment. This infrastructure hosts a true 32-bit client/server Enterprise Resource Planning (ERP) software application (SYSPRO™) on Microsoft® Windows platform, where most of the daily business activities/transactions are processed. SYSPRO™ is a fully integrated solution that gives us complete control over the planning and management of all facets of our operations, including assembly, distribution and accounting. Each function is then broken into several modules but all within the same ERP system. Assembly is supported by these modules: (i) bill of material and (ii) work in progress. Distribution is supported by the following modules: (i) inventory control, (ii) purchasing, (iii) sales, (iv) returns and (v) point of sales. Accounting is supported by the following modules: (i) accounts receivable, (ii) accounts payable, (iii) general ledger, (iv) cash book and (v) fixed assets. Additionally, the recent deployment of SYSPRO™ Customer Relations Management software (CRM) has allowed us to better track and manage all customer and supplier touch points. SYSPRO™ CRM enables sales, marketing, engineering and customer support operations to work collaboratively while providing a complete and transparent view of all records and correspondences.

     With access to easy-to-view real-time information, SYSPRO™ gives us the ability to respond rapidly to changing circumstances, react quickly to customer demands, and reduce operating costs through streamlined processes. Additionally, SYSPRO™’s ability to integrate with other “best-of-breed” solutions, such as warehouse management systems, transportation management systems and electronic data interface systems, easily extends control to our entire supply chain. The modular nature of SYSPRO™ allows us to select those functions needed to increase operational control and effectiveness while avoiding unnecessary expense.

     As a result of increasing advances in technology, we recognize that our computer and communication systems need to be continuously upgraded and enhanced if we are to remain competitive. In an effort to anticipate and meet the increasing demands of customers and suppliers and to maintain “state-of-the-art” capabilities on February 5, 2007 we selected RedPririe as our WMS software provider. By implementing this WMS system, we aim to improve on the following areas of our operations:

  intelligent work direction (radio frequency (RF) directed processes);

  improve pick efficiency;

  avoid costly mistakes;

  improve overall workflow;

  accurate real-time inventory to facilitate better decision-making;

  detailed audit trail;

  better visibility throughout our supply chain processes;

  automatic monitoring and reporting of quality measures;

  ability to effectively and efficiently perform third-party logistics functions such as activity based billing by customer, automatic order inputs, custom pick tickets, packing slips and shipping labels per owner; and

  increase overall facility throughput.

     We cannot assure you, however, that any upgrades that have been made or that will be made in the future will result in increased sales or reduced operating costs or increased customer satisfaction.

     We own the majority of the equipment used in our design and assembly operations. We own the computer hardware and the office furniture and equipment as necessary to operate our business. This equipment consists of readily available items and can be replaced without significant cost or disruption to business activities.

Warranties

     We offer warranties of various lengths on most of our products. These warranties range from as little as 90 days to as long as three years. In addition, we pass along the manufacturer’s warranty, if any. In most cases, there is no manufacturer’s warranty. The most notable exception is products purchased for Brinks, some of which have a manufacturer’s warranty that extends for up to five years. Our warranty is only for defects in the product. In the event a productive is defective, our only recourse is to return it to the manufacturer and demand a credit against future purchases. To date, we have only had minimal warranty claims asserted against us.

Government Regulation and Environmental Matters

     Except for usual and customary business licenses, permits and regulations, our business is not subject to governmental regulations or approvals. We believe that we comply with all relevant federal, state and local environmental regulations and do not expect to incur any significant costs to maintain compliance with such regulations in the foreseeable future. Failure to comply with the applicable regulations or to maintain required permits or licenses could result in substantial fines or revocation of our permits or authorities. We cannot give assurance as to the degree or cost of future regulations on our business.

     All of our sealed lead-acid batteries are non-hazardous Class 60 batteries, and therefore are not subject to laws, rules and regulations that deal with the handling of hazardous materials. However, we do offer to our customers as a value-added service, coordination of used sealed lead-acid battery pick up by EPA authorized haulers to dispose of the used batteries at EPA authorized smelters. Our lithium batteries are designated as Class 9 or hazardous. We ensure that we work with manufacturers certified in handling and packaging these batteries in compliance with laws, rules or regulations that deal with handling of hazardous materials that relate to Class 9. When the lithium batteries arrive at our facility, they are warehoused in a separate area, and shipped out to customers as needed. We do not make any modifications to lithium batteries or their packaging.

Employees

     As of December 31, 2006, we had a total of 66 employees, of which 58 people are based in our Texas facility, 4 were based in each of our regional logistics centers in Oklahoma City, Oklahoma and Las Vegas, Nevada. We have 5 senior executives, 30 marketing, sales and sales support personnel (including the employees in our regional logistics centers), 12 information technology, accounting, administrative and purchasing personnel,7 engineering and packing personnel and 12 people in our warehouse and shipping department. All of our employees are full-time. We do not have collective bargaining agreements with respect to any of our employees. We have not experienced any work stoppages and consider our relations with employees to be good.

Item 1A.         RISK FACTORS

     In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating us and our business, including our financial statements and the notes to those statements. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our business, results of operations or financial condition in the future. If any of the following risks and uncertainties develops into actual events, our business, results of operations or financial condition could be adversely affected. Actual results could differ materially from those projected in the forward- looking statements contained in this Form 10-K as a result of the risk factors discussed below and elsewhere.

Risks Relating to Our Business

     A significant portion of our annual revenue is derived from a single customer. If this customer were to terminate its relationship with us or even reduce its level of business with us our operating results would suffer.

     For the years ended December 31, 2006, 2005 and 2004, one customer, Brinks, accounted for 48%, 56% and 51% of our net sales, respectively. At December 31, 2006 our Brinks receivable was $3.9 million, representing approximately 37% of our total accounts receivable as of that date, none of which was outside our terms with them (generally 30 days). At any one time, we have carried as much as $10.0 million of inventory to fulfill our obligations to Brinks. If Brinks were to fail to purchase these items from us, we may not be able to find other buyers for these products. Our agreement with Brinks expires in November 2008 but Brinks has the right to terminate our agreement at any time by giving us 120 days prior written notice. If Brinks were to exercise this right or significantly reduce the level of business it does with us, our revenues and profitability would be adversely impacted. We cannot assure you that we will be able to extend our agreement with Brinks or, if we can, what the terms of that agreement will be. In addition, any adverse developments in Brinks’ business could have an adverse impact on our financial condition. The market price of our stock may be adversely affected because of this customer concentration.

     Our revolving credit agreement with Compass Bank contains restrictive covenants that could impede our growth and our ability to compete.

     Our working capital requirements are significant. To fund our operations we rely on cash flow from operations and a $16.0 million working capital revolving credit facility. At December 31, 2006 the outstanding balance on our credit line was $14.6 million and at December 31, 2005, it was $9.3 million. In addition, at those dates our total liabilities, including accounts payable, were $33.0 million and $25.0 million, respectively. The credit facility restricts us in many ways and these restrictions as well as the amount of the debt we carry at any one time may have an adverse impact on the price of our stock.

     First, the indebtedness under the credit facility is secured by all of our assets, including inventory and receivables. If we were to breach any of the terms of our agreement with the bank and the bank were to exercise its right to declare a default and a court of competent jurisdiction were to determine that we are in default, the bank could foreclose on its security interests. Any foreclosure action could cause us to seek protection under the federal bankruptcy code which, in turn, would have a material adverse effect on our ability to operate at a level required to maintain or achieve profitability, which, in turn, could adversely impact the price of our stock and your investment.

     Second, the indebtedness due under the facility matures in May 5, 2007. We have entered into discussions with the bank about extending the facility but have not entered into discussions with any other financial institution regarding replacing the facility. We cannot assure you that we will be able to extend the facility with the bank or enter into an agreement with another financial institution to replace the existing credit facility nor do we know what the terms would be of any such new facility. If we cannot extend the facility or replace it, we will have to look for other ways to repay the debt, which may include selling assets. This could have an adverse affect on our operations.

     Third, the credit agreement contains numerous negative covenants, such as restricting our ability to incur additional indebtedness, incur capital expenditures in excess of $100,000, and undertake any other financing transaction without the bank’s consent or prohibiting us from buying another business or assets having a purchase price in excess of $50,000 without the bank’s consent. For the year ended December 31, 2005 our capital expenditures totaled approximately $186,000, exceeding the allowable limit of $100,000, resulting in a default under our loan agreement. As a result of the $2.2 million charge in 2006 for stock option compensation we violated two financial covenants in our bank agreement. However, the bank waived any resulting event of default. While the bank waived the 2005 and 2006 defaults, we cannot assure that it will be willing to waive any other defaults in the future. The consequences of these restrictions may include one or more of the following:

  increasing our vulnerability to general adverse economic and industry conditions;

  limiting our ability to obtain additional financing;

  requiring that a substantial portion of our cash flows from operations be applied to pay principal and interest on our indebtedness and lease payments under our leases, thereby reducing cash flows available for other purposes;

  limiting our flexibility in planning for or reacting to changes in our business and the industry in which we compete; and

  placing us at a possible competitive disadvantage compared to competitors with less leverage or better access to capital resources.

     Fourth, the agreement requires us to maintain various financial ratios and satisfy various other financial and operating requirements and conditions, including a borrowing base computation. These ratios and the borrowing base computation limit our ability to draw on the facility. Also, failure to satisfy these ratios, requirements and conditions could result in a breach of the loan covenants, giving the bank the right to declare a default and commence proceedings to collect the debt. Our ability to satisfy these ratios, requirements and conditions may be affected by events that are beyond our control. These ratios, requirements and conditions together with the negative covenants may restrict or limit our operating flexibility, limit our flexibility in planning for and reacting to changes in our business and make us more vulnerable to economic downturns and competitive pressures.

     Fifth, our ratio of total liabilities to total market capitalization may exceed that of other companies in our industry. As a result, an investment in us could be perceived by the market as more risky than an investment in our competitors, which may have an adverse impact on the price of our stock. In addition, the total amount of our debt makes us particularly susceptible to changes in general economic conditions or even adverse changes in the financial condition in one or more of our significant customers. To meet our operating and debt service requirements, which are significant, we must take steps to assure that our existing customer base is comprised of businesses having financial resources sufficient to assure timely payment for our product shipments and that we identify creditworthy potential customers.

     Finally, a portion of the borrowings under our credit facility are and will continue to be at a variable rate based upon prevailing interest rates, which exposes us to risk of increased interest rates.

     We depend on a limited number of suppliers and do not have written agreements with any of them. Any disruption in our ability to purchase products from them or any drastic changes in the prices we pay for our products could adversely affect our gross margins and profitability, which could have an adverse impact on our operating results.

     All of our products are manufactured and assembled by third-party manufacturers, many of which are located in the Pacific Rim region, principally China. We depend on these third-party manufacturers to supply us with quality products in a timely and efficient manner. If they fail to do so, we may have to find other sources to meet our inventory needs. This could result in increased costs which we may not be able to pass on to our customers, lost sales opportunities, and/or a decrease in customer satisfaction, which could damage our reputation.

     Our largest supplier is Honeywell Security and Custom Electronics (“HS&CE”), formerly known as Ademco, a division of Honeywell International, Inc., and the source of much of our Brinks inventory. In the year 2006, we purchased 42%, and in each of the years 2005 and 2004, we purchased 44% of our inventory from HS&CE. We do not have a written agreement with HS&CE, although Brinks does. Our second largest supplier, which is based in the People’s Republic of China, accounted for 28%, 22% and 19% of our inventory purchases in 2006, 2005 and 2004, respectively, and 80% of all of our battery purchases in 2005. We continue to rely on that supplier as our principal source for batteries because of price, the quality of its products, its ability to satisfy our need for a broad range of battery chemistries and its timely deliveries. We believe that we get competitive pricing from them because of the volume of our purchases. If our relationship with that supplier was to terminate for any reason, we may have to source our purchases from multiple factories. This could have an adverse impact on the price we pay for batteries and other products that we carry and may also adversely impact other factors such as the quality of our products and the timeliness of our shipments. This could then adversely impact our ability to meet customer expectations and damage our reputation.

     Any disruption in our ability to move our goods from the manufacturers to our logistics centers or from our logistics centers to our customers could result in lost business.

     Other than some of the items we purchase to fulfill our obligations to Brinks, substantially all of our products are manufactured outside the United States, and most of our products are then shipped from one of our logistics centers to our customers. As a result, we depend on third parties, principally shippers and shipping brokers, freight forwarders, and customs brokers, to facilitate our transportation needs. Transportation delays or interruptions, such as those caused by labor strikes, natural disasters, terrorism, inspection delays, import restrictions, bad weather, or acts of war, could impede our ability to timely deliver our products to our customers. These delays could damage our reputation and materially and adversely affect our operations and financial condition. Also, these interruptions could increase our costs, if, for example, we were forced to ship our products via air rather than ocean freight or if insurance costs were to increase significantly as a result of terrorism or acts of war.

     We depend on foreign manufacturers, which exposes us to various financial, political and economic risks. For the years ended December 31, 2006, 2005 and 2004, we purchased approximately 39%, 30% and 39%, respectively, of our products through foreign sources, predominantly in China and other Pacific Rim countries. In some instances, particularly when we are dealing with a new supplier, we are required to finance a portion of the tooling cost and raw material purchases that the factory will incur to meet our requirements. Sometimes our customer will offset our exposure by paying us an upfront fee. However, this is not always the case and we are often at risk if the factory cannot deliver the goods to us. As a result, our ability to sell certain products at competitive prices could be adversely affected by any of the following:

  increases in tariffs or duties;

  changes in trade treaties;

  strikes or delays in air or sea transportation;

  future United States legislation with respect to pricing and/or import quotas on products imported from foreign countries;

  changes in local laws and regulations;

  wars, hostilities or other military activity;

  expropriation of private enterprises;

  currency limitations including restrictions on repatriation or transfer of funds; and

  turbulence in offshore economies or financial markets.

     Our ability to be competitive with respect to sales of imported components could also be affected by other governmental actions and policy changes, including anti-dumping and international antitrust legislation.

     Currency fluctuations could have a negative impact on financial performance, which may result in the loss of all or a portion of your investment in us.

     Although all of our transactions are recorded in U.S. dollars, adverse currency fluctuations could make components manufactured abroad more expensive, cause shortages due to unfavorable export conditions or cause our foreign suppliers to limit exports to the United States. Significant changes in the value of the Chinese renminbi in relation to the U.S. dollar could increase the cost of goods and raw materials for Chinese manufacturers, which they would then look to incorporate into the price of goods that we purchase from them. As a result, we cannot assure you that currency fluctuations will not have a material adverse effect on our operating results in the future.

     Our industry is cyclical, which causes our operating results to fluctuate significantly.

     Many of the products that rely on portable power supply units and related products and accessories that we sell constitute discretionary purchases. Consumer spending is unpredictable and is affected by many factors, including interest rates, consumer confidence levels, tax rates, employment levels and prospects, and general economic conditions. As a result, a recession in the general economy or other conditions affecting disposable consumer income and retail sales would likely reduce our sales.

     We cannot predict the timing or the severity of the cycles within our industry. In particular, it is difficult to predict how long and to what levels any industry upturn or downturn and/or general economic weakness will last or will be exacerbated by terrorism or war or other factors on our industry. The electronic components distribution industry has historically been affected by general economic downturns. These economic downturns have often had an adverse economic effect upon manufacturers, end-users of electronic components and electronic components distributors. Our industry also directly depends on the continued growth of the electronic components industry and indirectly on end-user demand for our customers’ products. The timing of new product developments, the life-cycle of existing electronic products, and the level of acceptance and growth of new products can also affect demand for electronic components. Due to changing conditions, our customers have experienced, and may in the future experience, periods of inventory corrections which could have a significant negative impact on our results. We have supported in the past and expect in the future to support new technologies and emerging markets. If these new technologies and emerging markets fail to be accepted or grow, our operating results could suffer significantly. Our operating results have significantly fluctuated in the past, and will likely fluctuate in the future, because of these market changes and factors.

     Our industry is susceptible to supply shortages and price volatility. Any delay or inability to obtain components or a significant increase in the price of components may have an adverse effect on our operating results.

     The electronics industry, in general, has been susceptible to supply shortages and price volatility. In part, these conditions are attributable to the price of lead and copper, the two principal raw materials used to manufacture electronic components, and the price of oil, which impacts both manufacturing costs and shipping costs. Over the past few years, prices for lead and copper have increased significantly. In the last 10 years, the price of oil has increased 260%, from approximately $20 per barrel to over $70 per barrel. These price increases could lead to supply shortages as manufacturers hold up or delay production in the hope that prices will come down or because they do not have the capital to continue purchasing raw materials at the same level. These shortages could adversely impact our ability to satisfy customer demands, impairing not only our financial performance but jeopardizing our ongoing relationships with our customers. In addition, it is not always possible to pass along these price increases to our customers, which would have an unfavorable impact on our gross margins and overall profitability. On the other hand, as a result of price decreases, which are also possible when dealing with commodity-based products, we may experience periods when our investment in inventory exceeds the market price of such products. This could have a negative impact on our sales and gross profit.

     Our business model assumes that distributors will continue to play a significant role in the electronics industry, as a traditional distributor, as a logistics provider or as both. A reversal of the trend for distributors to play an increasing role in the electronic components industry could adversely affect our business.

     Traditionally, distributors have played an important role in the electronics industry serving as the bridge between the component manufacturers and OEMs, wholesalers and retailers. In recent years, there has been a growing trend for OEMs and contract electronics manufacturers to outsource their procurement, inventory and materials management processes to third parties, particularly electronic component distributors. We believe this trend has contributed and will continue to contribute to our growth. However, as a result of the Internet and other recent developments contributing to the “global economy,” OEMs and retailers have the opportunity to contract directly with the component manufacturers, bypassing the distributors. If that direct contact becomes a trend, our sales would be materially adversely affected.

     Competition in our industry is intense, which creates significant pricing pressures on our products and services. If we cannot compete effectively, our gross margins and profitability would be adversely impacted, which could have an adverse impact on the market price of our stock.

     We compete with numerous, well-established companies, many, if not most of which are larger and have greater capital and management resources than we do. Our principal competitors include other logistics companies, shippers, such as UPS Supply Chain, FedEx and DHL who also provide supply chain management services, and battery distributors, such as Interstate Batteries, MK Battery and Dantona, as well as companies like us that are both logistics providers and distributors. In addition, we are increasingly finding that manufacturers, particularly foreign manufacturers, are competing against us. We compete primarily on the basis of price, inventory availability, scope of services, quality of products and services, delivery time and customer relationships. We expect competition to intensify in the future. To the extent our competitors have superior financial resources, they may be better able to withstand price competition and can even implement extensive promotional programs. They may also be able to offer a broader range of services.

     Our ability to remain competitive will largely depend on our ability to continue to source the products we sell at competitive prices, control costs and anticipate and respond to various trends affecting the industry. These factors include new product introductions and pricing strategies, changes in customer preferences and requirements, consumer trends, demographic trends and international, national, regional and local economic conditions. New competitors or competitors’ price reductions or increased spending on marketing and product development, as well as any increases in the price of raw materials that our suppliers pass on would have a negative impact on our financial condition and our competitive position, as larger competitors will be in a better position to bear these costs and price increases. We cannot assure you that we will be able to compete successfully against existing companies or ones that will enter our market in the future.

     Disruption in our logistics centers may prevent us from meeting customer demand and our sales and profitability may suffer as a result.

     We manage our product distribution in the continental United States through our operations in Carrollton, Texas, and two regional logistics centers, one in Oklahoma City and the other in Las Vegas. A serious disruption, such as earthquakes, tornados, floods, or fires, at any of our logistics centers could damage our inventory and could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. We could incur significantly higher costs and experience longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a distribution center. As a result, any such disruption could have a material adverse effect on our business.

     As part of our long-term growth strategy, we may undertake strategic acquisitions. If we are unable to address the risks associated with these acquisitions our business operations may be disrupted and our financial performance may be impaired.

     Our long-term growth strategy includes building or acquiring a manufacturing facility. We also will consider acquiring other logistics companies or distributors if we believe such an acquisition would expand or complement our existing business. In pursuing acquisition opportunities, we may compete with other companies having similar growth and investment strategies. Competition for these acquisition targets could also result in increased acquisition costs and a diminished pool of businesses, technologies, services or products available for acquisition. Our long-term growth strategy could be impeded if we fail to identify and acquire promising candidates on terms acceptable to us. Assimilating acquired businesses involves a number of other risks, including, but not limited to:

  disrupting our business;

  incurring additional expense associated with a write-off of all or a portion of the related goodwill and other intangible assets due to changes in market conditions or the economy in the markets in which we compete or because acquisitions are not providing the expected benefits;

  incurring unanticipated costs or unknown liabilities;

  managing more geographically-dispersed operations;

  diverting management’s resources from other business concerns;

  retaining the employees of the acquired businesses;

  maintaining existing customer relationships of acquired companies;

  assimilating the operations and personnel of the acquired businesses; and

  maintaining uniform standards, controls, procedures and policies.

     For all these reasons, our pursuit of an overall acquisition or any individual acquisition could have a material adverse effect on our business, financial condition and results of operations. If we are unable to successfully address any of these risks, our business could be harmed.

     Rapid growth in our business could strain our managerial, operational, financial, accounting and information systems, customer service staff and office resources. If we fail to manage our growth effectively, our business may be negatively impacted.

     In order to achieve our growth strategy, we will need to expand all aspects of our business, including our computer systems and related infrastructure, customer service capabilities and sales and marketing efforts. We cannot assure you that our infrastructure, technical staff and technical resources will adequately accommodate or facilitate our expanded operations. To be successful, we will need to continually improve our financial and managerial controls, billing systems, reporting systems and procedures, and we will also need to continue to expand, train and manage our workforce. In addition, as we offer new products and services, we will need to increase the size and expand the training of our customer service staff to ensure that they can adequately respond to customer inquiries. If we fail to adequately train our customer service staff and provide staffing sufficient to support our new products and services, we may lose customers.

     Our success to date and our future success depend on our senior executives and other key personnel. If we lose the services of any of these individuals, our business will suffer.

     We depend substantially on the efforts and abilities of our senior executives. The loss or interruption of the full-time service of one or more of these executives could materially and adversely affect our business and operations. Even though we have employment agreements with these executives we cannot assure you that they will continue to work for us. If we were to lose the services of any of our senior executives and we were not able to replace them quickly and with people of comparable skills, our operations would be adversely impacted.

     If we become subject to product returns or product liability claims resulting from defects in our products, we may face an increase in our costs, a loss of customers, damage to our reputation, or a delay in the market acceptance of our products.

     The products that we sell are complex and may contain undetected defects or experience unforeseen failures. Recently, Dell Computer Corporation, Apple Computer Inc., Toshiba Corp. and IBM Corp and Lenovo Group announced multimillion dollar recalls of certain lithium-ion batteries manufactured by Sony Corporation (“Sony”) and included in their respective laptop computers. In total, over 9 million laptop computers are involved in the recalls. The recall was in response to reports that the subject batteries would overheat and catch fire. We carry lithium-ion batteries, although we do not purchase them from Sony. Nevertheless, we cannot assure you that the products we sell, despite any safety certification they may carry, are free of all defects. Even though we are not a manufacturer, as part of the supply chain we may be named as a defendant in a lawsuit for property damage or personal injury resulting from defects in the goods we handle. If that happens, we may be forced to undertake a product recall program, which could cause us to incur significant expenses and could harm our reputation and that of our products. In addition, a product liability claim brought against us, even if unsuccessful, would likely be time-consuming, diverting management’s attention from sales and product development efforts, and costly to defend. If successful, such claims could require us to make significant damage payments in excess of our insurance limits.

     If we are unable to protect our intellectual property, our ability to compete effectively in our markets could be harmed.

     We regard our trademarks, trade names, service marks, service names, trade secrets and other intellectual property rights important to our success. Unauthorized use of our intellectual property by third parties may adversely affect our business and reputation. We rely on trademark law, statutory and common law, trade secret protection and confidentiality agreements with our employees, and with our customers and vendors whenever possible, in order to protect our intellectual property rights. Not all of our customers and vendors agree to these provisions, and the scope and enforceability of these provisions is uncertain. In addition, even if our intellectual property rights are enforceable in the United States, they may not be enforceable in other countries where we do business. As a result, despite these precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. Moreover, we may have to resort to litigation, which is expensive and time-consuming and will divert management’s attention from our core business.

     We may be required to incur substantial expenses and divert management attention and resources in defending intellectual property litigation against us or prosecuting others for their unauthorized use of our intellectual property.

     We cannot be certain that the products we purchase from our suppliers do not and will not infringe on issued patents or other proprietary rights of others. In fact, we are a named defendant in an action brought by Energizer Holdings, Inc. and Eveready Battery Company, Inc. against us and over 20 other respondents relating to the manufacture, importation and sale of certain alkaline batteries alleged to infringe one of their patents. Any claim, with or without merit, could result in significant litigation costs and diversion of resources, including the attention of management, and could require us to enter into royalty and licensing agreements, all of which could have a material adverse effect on our business. We may be unable to obtain such licenses on commercially reasonable terms, or at all, and the terms of any offered licenses may not be acceptable to us. If forced to cease using such intellectual property, we may not be able to develop or obtain alternative technologies. An adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing, using, or selling certain of our products, which could have a material adverse effect on our business.

     Furthermore, parties making such claims could secure a judgment awarding substantial damages as well as injunctive or other equitable relief that could effectively block our ability to make, use, or sell our products in the United States or abroad. A judgment like that could have a material adverse effect on our business. In addition, we are obligated under certain agreements to indemnify our customers or other parties if we infringe the proprietary rights of third parties. Any required indemnity payments under these agreements could have a material adverse effect on our business.

     We owe a significant amount of money to Zunicom, our former corporate parent and largest shareholder. Our obligation to repay indebtedness could strain our financial resources.

     As of December 31, 2006 we owed two notes to Zunicom, our former corporate parent and largest shareholder. One note has an original principal amount of $3 million. The other note has an original principal amount of $2.85 million. Both notes have a maturity date of June 20, 2012. Interest only is payable during the first 18 months of the term. Thereafter, interest and principal will be payable in 16 equal quarterly installments. The combined payments under both notes may adversely impact our working capital position.

     We will incur increased costs as a result of being a public company, which may divert management attention from our business and impair our financial results.

     As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a wholly-owned subsidiary of Zunicom. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the American Stock Exchange, has required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

     Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our ability to produce accurate financial statements and on our stock price.

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (S-Ox 404), we are required to furnish a report on our internal controls over financial reporting. The internal control report must contain (a) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (b) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (c) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective and (d) a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting. Our report must be completed in early 2008 and the attestation report must be completed by early 2009.

     To comply with S-Ox 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan to (a) assess and document the adequacy of internal control over financial reporting, (b) take steps to improve control processes where appropriate, (c) validate through testing that controls are functioning as documented and (d) implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, we can provide no assurance as to our, or our independent registered public accounting firm’s, conclusions with respect to the effectiveness of our internal control over financial reporting under S-Ox 404. There is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal controls over financial reporting are effective as required by S-Ox 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

     We are subject to various governmental regulations that could adversely affect our business.

     Like many businesses, our operations are subject to certain federal, state, and local regulatory requirements relating to environmental, product disposal, and health and safety matters. We could become subject to liabilities as a result of a failure to comply with applicable laws and incur substantial costs to comply with existing, new, modified, or more stringent requirements. The use of our products is also governed by a variety of state and local ordinances that could affect the demand for our products.

Risks Related to Our Stock

     Currently our common stock is ” thinly traded”. If an active market does not develop for our securities, you may not be able to sell our common stock when you want.

     An active trading market in our common stock may never develop. An illiquid market makes it more difficult for you to sell our stock should you desire or need to do so. Even more, the market price of our securities may be volatile, fluctuating significantly in response to a number of factors, some of which are beyond our control. These factors include:

  quarterly and seasonal variations in operating results;

  changes in financial estimates and ratings by securities analysts;

  announcements by us or our competitors of new product and service offerings, significant contracts, acquisitions or strategic relationships;

  publicity about our company, our services, our competitors or business in general;

  additions or departures of key personnel;

  fluctuations in the costs of materials and supplies;

  any future sales of our common stock or other securities; and

  stock market price and volume fluctuations of publicly-traded companies in general and in the electronic industry in particular.

     We may not be able to maintain our listing on the American Stock Exchange, which may adversely affect the ability of purchasers to resell their common stock in the secondary market.

     Although our common stock is listed on the American Stock Exchange, we cannot assure you that we will continue to meet the criteria for continued listing on the American Stock Exchange in the future. If we are unable to meet the continued listing criteria of the American Stock Exchange and became delisted, trading of our common stock could be conducted in the Over-the-Counter Bulletin Board. In such case, an investor would likely find it more difficult to dispose of our common stock or to obtain accurate market quotations. If our common stock is delisted from the American Stock Exchange, it will become subject to the SEC’s “penny stock rules,” which imposes sales practice requirements on broker-dealers that sell such common stock to persons other than established customers and “accredited investors.” Application of this rule could adversely affect the ability or willingness of broker-dealers to sell our common stock and may adversely affect the ability of purchasers to resell their common stock in the secondary market.

     After our IPO, Zunicom is our largest shareholder and will have significant influence over us, which may result in conflicts of interest, or the appearance of such conflicts, and may adversely impact our value and the liquidity of our stock.

     After our IPO, Zunicom directly owns 40.0% of our outstanding common. Additionally, William Tan, our chairman, is also the chairman of Zunicom and Ian Edmonds, our chief operating officer and a member of our board of directors (the “Board”) and the son-in-law of Mr. Tan, is also a member of the board of directors of Zunicom. At December 31, 2006, Mr. Tan and Mr. Edmonds hold fully vested options, which, if exercised, would give each of them 6.2% of our issued and outstanding shares of common stock immediately after this .These options have an exercise price equal to the initial public offering price of $7.00 per share. As a result, Zunicom will have significant influence over all matters requiring approval by our stockholders, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of influence could be disadvantageous to other stockholders with different interests, which could result in reducing our profitability. In addition, this concentration of share ownership, and the appearance of conflicts, even if such conflicts do not materialize, may adversely affect the trading price for our common stock, because investors often perceive disadvantages in owning stock in companies with a significant concentration of ownership among a limited number of shareholders. We do not have a formal procedure for resolving any conflicts of interest.

     Future sales or the potential for sale of a substantial number of shares of our common stock could cause the trading price of our common stock to decline and could impair our ability to raise capital through subsequent equity offerings.

     Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities. We have 5,000,000 shares of common stock issued and outstanding and an additional 1,550,000 shares of common stock reserved for future issuance as follows:

  1,250,000 shares reserved for issuance under our 2006 Stock Option Plan; and

  300,000 shares underlying warrants sold during our IPO.

     The 3,000,000 shares of common stock sold in our IPO are freely tradable without restriction. Following one year from the closing of our IPO (December 27, 2006), or earlier upon the consent of the underwriters, all of the 2,000,000 shares of common stock owned by Zunicom after our IPO and any shares issuable upon exercise of vested options may be publicly sold, subject to the volume restrictions of Rule 144(d) under the Securities Act of 1933. Future sales, or even the possibility of future sales, may depress our common stock price.

     Management has broad discretion over the use of proceeds from our IPO and may not apply them effectively or in the manner currently contemplated.

     We have broad discretion in determining the specific uses of the proceeds from our IPO. While we have general expectations as to the allocation of the net proceeds of our IPO, that allocation may change in response to a variety of unanticipated events, such as differences between our expected and actual revenues from operations or availability of commercial financing opportunities, unexpected expenses or expense overruns or unanticipated opportunities requiring cash expenditures. We will also have significant flexibility as to the timing and the use of the proceeds. As a result, investors will not have the opportunity to evaluate the economic, financial or other information on which we base our decisions on how to use the proceeds. You will rely on the judgment of our management with only limited information about their specific intentions regarding the use of proceeds. We may spend most of the proceeds of our IPO in ways with which you may not agree. If we fail to apply these funds effectively, our business, results of operations and financial condition may be materially and adversely affected.

     We may issue shares of preferred stock in the future, which could depress the price of our stock.

     Our corporate charter authorizes us to issue shares of “blank check” preferred stock. The Board has the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further shareholder approval. As a result, the Board could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, the rights of the holders of our common stock could be impaired thereby, including, without limitation, with respect to liquidation.

     Texas law and provisions of our amended and restated articles of incorporation and bylaws could deter or prevent takeover attempts by a potential purchaser of our common stock that would be willing to pay you a premium for your shares of our common stock.

     Our amended and restated articles of incorporation and bylaws and the corporate laws of the State of Texas include provisions designed to provide the Board with time to consider whether a hostile takeover offer is in our and shareholders’ best interests, but could be utilized by the Board to deter a transaction that would provide shareholders with a premium over the market price of our shares. These provisions include the availability of authorized but unissued shares of common stock for issuance from time to time at the discretion of the Board; the availability of authorized shares of preferred stock, the number of which to be issued from time to time and their terms and conditions being solely in the discretion of the Board; bylaws provisions enabling the Board to increase the size of the board and to fill the vacancies created by the increase; and bylaw provisions establishing advance notice procedures with regard to business to be presented at shareholder meetings or to director nominations (other than those by or at the direction of the Board). The Texas Business Corporation Act also contains provisions intended to protect shareholders and prohibit or discourage various types of hostile takeover activities. These provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including under circumstances where our shareholders might otherwise receive a premium over the market price of our shares. These provisions may also have the effect of making it more difficult for third parties to cause the replacement of our current management and may limit the ability of our shareholders to approve transactions that they may deem to be in their best interests.

     We do not anticipate paying dividends in the foreseeable future. This could make our stock less attractive to potential investors.

     We anticipate that we will retain all future earnings and other cash resources for the future operation and development of our business, and we do not intend to declare or pay any cash dividends in the foreseeable future. Future payment of cash dividends will be at the discretion of our board of directors after taking into account many factors, including our operating results, financial condition and capital requirements.

Item 2.           DESCRIPTION OF PROPERTIES

     Our executive offices are located in Carrollton, Texas.

     On February 1, 2002, we entered into a lease for a logistical center in Carrollton, Texas which was amended in March 2003 and November 2006. As amended, the lease covers a total of approximately 216,000 square feet and expires March 31, 2013. Monthly payments for 2007 are approximately $38,800, $41,900 for 2008 and 2009, $46,400 for 2010 through 2012, and $0 for the final three months, January 1, 2013 through March 31, 2013.

     On April 30, 2003, we entered into a lease agreement for approximately five years with approximately 5,000 square feet of retail and warehouse space in Oklahoma City, Oklahoma. We are leasing this space for approximately $1,600 per month beginning August 1, 2003 through July 31, 2008.

     We entered into a lease agreement for approximately 9,550 square feet of retail and warehouse space in Las Vegas, Nevada. As of January 1, 2006 we are leasing this space for approximately $10,530 per month. The lease was effective as of January 1, 2006 and expires December 31, 2008.

Item 3.           LEGAL PROCEEDINGS

     Energizer Holdings, Inc. and Eveready Battery Company, Inc. (collectively “Eveready”) have initiated legal proceedings against us and over 20 other respondents relating to the manufacture, importation and sale of certain alkaline batteries alleged to infringe U.S. Patent No. 5,464,709. Eveready is seeking a general exclusion order with respect to future importation of these batteries. We have denied infringement and have been vigorously defending this action. The International Trade Commission ruled against Eveready and the matter was appealed to the United States Court of Appeals for the Federal Circuit. On January 25, 2006, the Federal Circuit reversed the Commission’s holding of invalidity and has remanded for further proceedings based on its construction of Eveready’s patent. On February 23, 2007, the International Trade Commission again ruled that Everyready’s patent was invalid and terminated the investigation. Eveready has appealed that decision to the Federal Circuit and the parties are waiting for a ruling. For more information, see In re Certain Zero-Mercury-Added Alkaline Batteries, Parts Thereof and Products Containing Same, Investigation No. 337-TA-493, in the United States International Trade Commission.

     In September of 2005, A.J. Gilson, a former sales representative, filed an action in the District Court of Dallas County, Texas, against Zunicom and us, claiming damages for breach of contract in the amount of $430,722 and all reasonable and necessary attorney fees. The plaintiff is alleging that we failed to pay him sales commissions to which he is entitled. We are defending ourselves and consider the claim without merit. We do not expect the final resolution of this claim to have a material adverse effect on our financial position. However, depending on the amount and timing of an unfavorable resolution against us, or the costs of settlement or litigation, our future results of operations or cash flows could be materially adversely affected.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock is traded on the American Stock Exchange under the symbol “UPG”. The stock commenced trading on December 21, 2006. The initial public offering price per share was $7.00. On March 20, 2007, the closing price of our common stock was $4.45.

     The table depicting quarterly high and low prices of our common stock required by 201(a)(ii) of Regulation S-K is not provided in this initial Form 10-K since there has not been a complete quarter following our IPO in late December, 2006. The Performance Graph depicting yearly percentage changes in shareholder return required by 201(e) of Regulation S-K is not provided in this initial Form 10-K since there has not been a complete year following our IPO in late December, 2006.

     No dividends have been declared or paid on our common stock since our IPO and none are anticipated at this time. We have no shares of preferred stock outstanding.

     As of March 20, 2007, the Company had 5,000,000 shares of common stock issued and outstanding held by approximately 753 shareholders of record.

Use of Proceeds from Registered Securities and Other Information

     On September 12, 2006, we filed a registration statement on Form S-1 (SEC file number 333-137265) in connection with a proposed initial public offering of shares of our common stock. The registration statement was declared effective on December 20, 2006. In the offering, we sold 2,000,000 shares and Zunicom sold 1,000,000 shares of our $.01 par value common stock for a total offering of 3,000,000 shares at $7.00 per share. The underwriters of the offering were Ladenburg Thalmann & Co. Inc. and Wunderlich Securities, Inc. For the period following the effective date of the registration statement through December 31, 2006 we incurred expenses totaling approximately $ 2.0 million in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions, fees, and other expenses paid to or for underwriters and other expenses. As of December 31, 2006, the $12 million in net proceeds we received were held in short-term investments in the form of cash in interest bearing accounts. We have made no direct or indirect payments to any directors, officers or others from the net proceeds.

     In connection with the initial public offering, we sold to the underwriters an aggregate of 300,000 warrants, each warrant entitling the holder thereof to purchase one share of our common stock for $8.40 at any time on or after December 20, 2008 and on or before December 19, 2011.

     We have reserved 1,250,000 shares of our common stock to be issued under our 2006 Stock Option Plan and granted options to certain officers and directors representing 1,187,500 shares with an exercise price of $7.00 per share. The options expire December 19, 2016.

Item 6.           SELECTED FINANCIAL DATA

     The selected historical financial data presented below is derived from our audited financial statements of the Company. The selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with our audited financial statements and related notes included elsewhere in this Form 10-K.

Statement of Operations Data:

	Years ended December 31, (in thousands except per share amounts)
	2006	2005	2004	2003	2002
Net revenues	$92,583	$81,275	$67,160	$58,670	$43,133
Cost of revenues	79,426	70,960	58,356	49,565	36,351

Gross profit	13,157	10,315	8,804	9,105	6,782

Operating expenses	11,803	7,888	7,568	7,191	5,658
Income from operations	1,354	2,427	1,236	1,914	1,124

Interest expense	(834)	(490)	(446)	(310)	(244)
Other income (expense)	40	12	(45)	—	3

Income from operations before
income tax provision	561	1,948	745	1,603	883
Income tax provision	(273)	(814)	(347)	(685)	(384)

Net income	$288	$1,134	$398	$919	$499

Net income per share
Basic	$0.10	$0.38	$0.13	$0.31	$0.17
Diluted	$0.07	$0.38	$0.13	$0.31	$0.17

Weighted average common and
common equivalent shares
outstanding (a)
Basic	3,022	3,000	3,000	3,000	3,000
Diluted	4,175	3,000	3,000	3,000	3,000

Balance Sheet Data:
Working capital	$20,972	$4,013	$3,905	$3,600	$3,146
Total assets	$48,119	$29,252	$22,103	$18,705	$15,726
Total liabilities	$32,806	$24,996	$18,015	$14,830	$12,203
Stockholder’s equity	$15,313	$4,255	$4,088	$3,875	$3,523

____________
(a)

On October 25, 2006 the Company’s Board of Directors authorized a forward stock split of 6.07404258 shares for each share of common stock outstanding on such date. As a result, the number of shares of common stock issued and outstanding increased from 493,905 to 3,000,000. All information in these statements gives retroactive effect to the stock split.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Special Note Regarding Forward-Looking Statements

     This report includes forward-looking statements as the term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding, among other things, all statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” and elsewhere in this report. In addition, our past results of operations do not necessarily indicate our future results.

     Other sections of this report may include additional factors which could adversely affect our business and financial performance. Moreover, the logistics services business and the electronic supply and distribution business is very competitive and rapidly changing. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, and we cannot assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. Those factors include, among others, those matters disclosed as Risk Factors in Item 1A contained in this Annual Report on Form 10-K.

     Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this report, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report. Neither the Private Securities Litigation Reform Act of 1995 nor Section 27A of the Securities Act of 1933 provides any protection to us for statements made in this report. You should not rely upon forward-looking statements as predictions of future events or performance. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Recent Developments

     On December 21, 2006, we sold 2,000,000 shares of our common stock in a registered underwitten initial public offering. In the same offering, Zunicom sold 1,000,000 shares of our common stock that it owned. The initial public offering was $7.00 per share. Following the IPO, Zunicom’s ownership interest in us reduced to 40 percent. As a result of the offering, Zunicom no longer owns a controlling interest in UPG; however, Zunicom will have significant influence over us.

Results of Operations Year Ended December 31, 2006 Compared to December 31, 2005

     Revenues

     Net revenues for the year ended December 31, 2006 were $92.6 million compared to net revenues of $81.3 million for the similar period in 2005, an increase of $11.3 million, or 13.9% . In the 2006 period net sales to Brinks was $44.7 million compared to $45.4 million in the 2005 period, a decrease of $0.7 million. The overall decrease in Brinks’ net sales was attributable primarily to a slowing of the housing market during 2006, while purchases of batteries and battery-related and battery-powered products increased by $8.0 million from 2005. We anticipate continued overall growth in net sales of batteries and battery powered product lines and new products.

     Cost of sales

     Cost of sales is comprised of the base product cost, freight, duty and servicing fees where applicable. Cost of sales totaled $79.4 million for the year ended December 31, 2006, compared to $71.0 million in the comparable 2005 period, an increase of $8.4 million, or 11.8% . Cost of sales as a percentage of sales decreased to 85.8% in the 2006 period from 87.3% for the comparable 2005 period. This decrease was attributable to higher margins on power products and batteries but offset by the lower margins earned on sales to Brinks. Our overall gross margins for the year ended December 31, 2006, was approximately 14.2% compared to gross margins of 12.7% for the comparable period in 2005. We will continue to monitor customer and vendor pricing due to raw material and shipping cost increases, which are expected to continue in the near future.

     Operating expenses

     Selling, general and administrative expenses were $11.8 million for the year ended December 31, 2006, including a non-cash stock-based compensation charge of $2.2 million, compared to $7.9 million for the year ended December 31, 2005 period, an increase of $3.9 million, or 49.6% . The increase in selling, general and administrative expenses was primarily attributable to the non-cash stock-based compensation charge of $2.2 million. An additional increase totaling $1.7 million was attributable to the increases in salaries, employee bonuses, and payroll taxes totaling $706,000, sales and marketing activities of $86,000, rent and facilities related costs of $297,000, credit card and bank fees of $68,000, sales representatives commissions of $78,000 and general corporate expenses of $566,000 including legal, insurance, computer services, state taxes, travel and supplies. These increases were offset primarily by a reduction in consulting fees of $108,000. We also incurred additional expenses in connection with closing our Kansas branch office in April 2006 and opening a new regional logistics center in Las Vegas, Nevada, in June 2006.

     Interest expense

     Our interest expense totaled $833,731 for the year ended December 31, 2006 compared to $490,096 for the year ended December 31, 2005, an increase of $343,635, or 70.1% . The increase is due to increased borrowings at a higher interest rate than the comparable prior year period. For the year ended December 31, 2006 the average outstanding loan balance on our line of credit was $10.6 million, compared to $7.8 million for the year ended December 31, 2005. We expect interest expense to continue to increase as a result of rising interest rates and the higher level of debt on our working capital line and notes payable to Zunicom totaling $14.6 million and $5.9 million, respectively, as of December 31, 2006.

Comparison of years ended December 31, 2005 and 2004

     Revenues

     We had net revenues of $81.3 million in 2005 compared to net revenues of $67.2 million in 2004, an increase of $14.1 million, or 21.0% . This increase was primarily attributable to an $11.7 million increase in sales to Brinks, our largest customer. In addition, sales of batteries and battery-related and battery-powered products increased by $2.4 million over the previous year due to new customers, increased volume on existing accounts, and diversification into new product lines.

     Cost of sales

     Cost of sales totaled $71.0 million in 2005, compared to $58.4 million in 2004. Cost of sales, as a percentage of sales, was 87.3% and 86.9%, respectively, for 2005 and 2004, as a result of increases in the cost of lead and copper and shipping costs.

     Operating expenses

     Selling, general and administrative expenses totaled $7.9 million in 2005, compared to $7.6 million in 2004, an increase of $320,000, or 4.2% . This increase was attributable to increases in salary and bonus expense of $646,000 associated with our improved performance, insurance of $168,000, trade shows, travel and entertainment of $100,000, and contract labor of $84,000. Additionally, we made donations of battery products and cash of $44,000, for Hurricane Katrina charities and other organizations. These increases were offset by reductions in rent, utilities and property taxes of $204,000 due to the 2004 consolidation of facilities, legal costs of $150,000, bad debts of $126,000, sales representative commissions of $86,000, bank charges of $78,000, packaging design costs of $70,000 and consulting fees of $69,000.

     For the year ended December 31, 2005, we incurred $137,978 in depreciation and amortization expense compared to $130,852 for 2004, an increase of $7,126, or 5.3% . The increase in depreciation and amortization expenses is primarily related to an increased average property and equipment balance due to continued purchases of property and equipment.

     Interest expense

     Interest expense increased to $490,096 in 2005, compared to $445,860 in 2004, an increase of $44,236, or 9.9% . The increase is attributable to increased borrowings on our line of credit. The average outstanding loan balance was $7.8 million for 2005 compared to $7.4 million for 2004.

Liquidity — Year Ended December 31, 2006

     We had cash and cash equivalents of $13,036,447 and $176,295 at December 31, 2006 and 2005, respectively.

     Net cash used in operating activities was $3,327,758 through December 2006 compared to cash provided by operations of $394,922 for the similar period in 2005. The cash used in operating activities in 2006 is primarily related to net income of $287,913, non-cash stock option compensation totaling $2,175,035 and $952,864 in non-cash tax expense, an increase in accrued liabilities of $316,688, provision for bad debts and obsolete inventory of $126,127 and $50,000, respectively, depreciation of property and equipment of $154,197, a decrease in accounts receivable-other of $88,982 and prepaid and other current assets of $37,058 offset by an increase in inventories of $3,511,256, accounts receivable-trade of $1,892,093, a change in deferred income taxes of $888,928, decreases in accounts payable of $858,885, due to former parent of $334,711 and deferred rent of $30,749.

     Cash used in investing activities in 2006 of $94,496 was used to purchase property and equipment.

     Net cash provided in financing activities during 2006 primarily consisted of net cash provided under the line of credit of $5,312,160 and net proceeds from our IPO of $11,955,223, offset by payments of $964,000 in dividends to Zunicom and payments on capital leases of $20,977. We have a $16 million line of credit with Compass Bank that expires in May 5, 2007. We have entered into discussions with the Compass about extending the facility. We have not entered into discussions with any other financial institution regarding replacing the facility.

     The interest on the first $6,000,000 of borrowings is fixed at 6.99% . Borrowings in excess of $6,000,000 have interest at LIBOR plus 2.5% . At December 31, 2006 that rate was 7.85% . The line of credit is due on demand and is secured by accounts receivable, inventories, and equipment. The line's availability is based on a borrowing formula, which allows for borrowings equal to 85% of UPG’s eligible accounts receivable and a percentage of eligible inventory. In addition, UPG must maintain certain financial covenants including ratios on fixed charge coverage and minimum tangible net worth, as well as, maximum debt to tangible net worth and an interest coverage ratio. The advance formula referenced in the Security Agreement as the “Borrowing Base” is modified as follows: eighty-five percent (85.0%) of the outstanding value of Borrower’s Eligible Accounts Receivable (as defined in the Security Agreement), plus fifty percent (50.0%) of the value of Borrower’s Eligible Inventory (as defined in the Security Agreement). Advances against Borrower’s Eligible Inventory shall not exceed the lesser of (a) $8,500,000.00 or (b) an amount equal to the product of (i) one and one-half (1.5), multiplied by (ii) eighty-five percent (85%) of the outstanding value of Borrower’s Eligible Accounts Receivable at any one time outstanding. At December 31, 2006, $14,573,595 was outstanding under the line of credit and $1,096,414 remained available for borrowings under the line of credit based on the borrowing formula. As a result of the $2.2 million charge in 2006 for stock option compensation we violated two financial covenants in our bank agreement. However, the bank waived any resulting event of default.

Capital Resources

     At December 31, 2006 we did not have any material commitments for capital expenditures. We believe we will enter into various commitments during 2007 as our expansion plans develop. Material items will be disclosed in press releases and other appropriate filings as they develop. We have no off balance sheet financing arrangements.

Contractual Obligations

     The following table summarizes the amounts of payments due under specified contractual obligations at December 31, 2006.

	Payments Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-Term Debt	$5,850,000	$—	$2,193,750	$2,925,000	$731,250
Capital Leases	25,339	18,726	6,613	—	—
Operating Leases	3,767,307	704,736	1,909,791	1,152,780	—
Total	$9,642,646	$723,462	$4,110,154	$4,077,780	$731,250

     We declared a $3 million dividend payable to our former parent, Zunicom. The dividend is evidenced by a note payable, which has a maturity date of June 20, 2012 and which bears interest at the rate of 6% per annum. Interest on the unpaid principal amount of this note is payable quarterly, in arrears, and the principal amount will be repaid in 16 equal quarterly installments of $187,500 beginning September 20, 2008. At December 31, 2006 we also owed Zunicom an additional $2.85 million, reflecting a portion of the tax benefit of the consolidated losses used to offset our taxable income. The obligation is evidenced by a note bearing interest at 6% per annum and maturing June 20, 2012. Interest on the unpaid principal amount of this note is payable quarterly, in arrears, and the principal amount will be repaid in 16 equal quarterly installments of $178,125 beginning September 20, 2008. These obligations are reflected in the table above as “Long-Term Debt”.

     We currently use the services of an import consultant to coordinate the purchases of goods and services from the Pacific Rim for which we pay a percentage of the cost of the product in servicing fees. Approximately 30% of our product purchases are covered by this agreement. Under the terms of the agreement, we are obligated to pay servicing fees on all purchases made from factories introduced to us by the consultant. This agreement which has been amended orally to include additional factories and varying percentages of servicing fees may be terminated at any time. However, servicing fees will be payable to the consultant for as long as we purchase products from the introduced factories. The consultant is an independent third party and is not associated with any employee, officer or member of our board of directors other than through the services provided to us. In view of the increase in the volume of business and the competitive market conditions, we monitor this arrangement carefully. Additionally, we are exploring the possibilities of opening an office in China to facilitate purchases of products for UPG. However, no facilities have been secured at this time.

SEASONALITY AND CYCLICALITY

     Historically, our operating results have been subject to seasonal trends when measured on a quarterly basis. Our first and fourth fiscal quarters are traditionally weaker compared to the second and third fiscal quarters. This trend depends on numerous factors including the markets in which we operate, holiday seasons, climate and general economic conditions. Many of the products that we distribute are tied closely to consumer demands, which may be volatile and which are always impacted by general economic conditions. Our ability to predict these trends or estimate their impact on our business is limited. As a result, we cannot assure that these historical patterns will continue in future periods.

     The electronic components and the electronics distribution industries have historically been cyclical in nature with significant volatility within the cycles. We believe this cyclicality and volatility will continue.

INTERNATIONAL CURRENCY FLUCTUATION

     The goods that we purchase from Asia are subject to international currency fluctuations. Management does not believe that the fluctuation in currency presents a serious threat to its operations. See Item 7A for further discussion.

CRITICAL ACCOUNTING POLICIES

     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could differ from those estimates. We believe the following are the critical accounting policies which could have the most significant effect on our reported results and require the most difficult, subjective or complex judgments by management.

  Revenue Recognition

     The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104 when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured.

     The Company is a distributor who purchases both finished goods and components from domestic and international suppliers.The Company adds value to products and components by packaging them in customer specified “kits” or tailor made units that are convenient for the customer to order and ship. Additionally, the Company has several customers that require specific battery solutions for inclusion in their own products. The Company will obtain the battery and necessary components and configure a new finished good unit based upon customer specifications. The Company refers to this process as a “value added service”. The Company recognizes sales of finished goods at the time the customer takes title to the product.

     The Company sells products to several customers in bulk quantities. The Company obtains the order from the customer and arranges for the delivery of the product directly from the Company’s vendor to the customer to reduce freight costs and wear and tear on the product from excessive handling. The Company refers to these transactions as “drop shipments” because the product is shipped directly from the Company’s vendor to the Company’s customer. The Company also has an inventory fulfillment agreement with Brinks. The Company purchases, handles, assembles and delivers installation components and tooling to Brinks and to independent Brinks authorized dealers. Revenues from drop shipment transactions and pursuant to the agreement with Brinks are recognized on a gross basis at the time the customer takes title to the product based on the Company’s analysis of the criteria defined in Emerging Issues Task Force (“EITF”) Issue No. 99-19 for gross revenue reporting. Specifically, (i) the Company is the primary obligor; (ii) the Company has general and physical loss inventory risk; (iii) the Company has credit risk; (iv) in most cases, the Company has discretion in supplier selection and product specifications; and (v) the Company has reasonable latitude within economic constraints to negotiate prices and terms with its customers.

  Income Taxes

     We utilize the assets and liability approach to accounting and reporting for income taxes. Deferred income tax asset and liabilities are computed annually for differences between the financial and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Historically, we have not paid income taxes because we filed a consolidated return and have benefited from the use of Zunicom’s consolidated net operating loss. A tax payable for use of these losses in prior periods has been recorded as a liability due to Zunicom and is reflected as a long-term note payable (See Note E in accompanying financial statements).

Stock-Based Compensation

     On January 1, 2006, we began accounting for stock options under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair vlaue of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards wich requires various judgemental assumptions including estimating stock price volatility, forfeiture rates and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. In adition, we consider many factors when estimating expected forfeiturs and expected life, including types of awards, employee class and historical experience. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

     We adopted FAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

Recent Accounting Pronouncements

     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its financial statements.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its financial statements.

Item 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Foreign Currency Exchange

     Our customers are primarily located in the United States. On the other hand, many of our suppliers are located outside the United States and, as a result, our financial results could be impacted by foreign currency exchange rates and market conditions abroad. However, we believe that the aggregate impact of any likely exchange rate fluctuations would be immaterial as most payments are made in U.S. dollars. We have not used derivative instruments to hedge our foreign exchange risks though we may choose to do so in the future.

     Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. The effect of foreign exchange rate fluctuations on us during the year ended December 31, 2006 was not material.

  Interest Rates

     Our exposure to market rate risk for changes in interest rates is related primarily to our line of credit. A portion of the outstanding borrowings on the line of credit bears an interest rate of LIBOR plus 2.5% . A change in the LIBOR rate would have a material effect on interest expense.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this Item begins on page F-1 and is incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE.

     None

Item 9A.         CONTROLS AND PROCEDURES

     Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of and for the period ended December 31, 2006. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.        OTHER INFORMATION

     None.

PART III

Item 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information required by this item will be included in our Proxy Statement filed and distributed in connection with our 2007 Annual Meeting of Shareholders, which information is incorporated by reference.

Code of Ethics

     We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. This Code of Ethics is posted on our website at www.upgi.com.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based on a review of the Forms 3, 4 and 5 submitted during and with respect to the year ended December 31, 2006, there have been no untimely filings of such required forms.

Item 11.         EXECUTIVE COMPENSATION

     The information required by this item will be included in our Proxy Statement filed and distributed in connection with our 2007 Annual Meeting of Shareholders, which information is incorporated by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED SHAREHOLDER MATTERS

     The information required by this item will be included in our Proxy Statement filed and distributed in connection with our 2007 Annual Meeting of Shareholders, which information is incorporated by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

     The information required by this item will be included in our Proxy Statement filed and distributed in connection with our 2007 Annual Meeting of Shareholders, which information is incorporated by reference.

Item 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item will be included in our Proxy Statement filed and distributed in connection with our 2007 Annual Meeting of Shareholders, which information is incorporated by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1.   Financial Statements.

     The following financial statements of Universal Power Group, Inc. are submitted as a separate section of this report (See F-pages) and are incorporated by reference in Item 8:

  Report of Independent Registered Public Accounting Firm

  Balance Sheets as of December 31, 2006 and 2005

  Statements of Income for the years ended December 31, 2006, 2005 and 2004

  Statement of Changes in Shareholders’ Equity for the years ended December 31, 2006, 2005, and 2004

  Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004

  Notes to Financial Statements

              2.   Financial Statement Schedules.

              Schedule II – Valuation and Qualifying Accounts.

     All other schedules are omitted because they are either not required or not applicable or the required information is shown in the Financial Statements or Notes thereto.

              3. Exhibits.

     See Item 15(b) below.

     (b)   Exhibits

Exhibit No.		Description
3(i)		Amended and Restated Certificate of Formation (including Amended and Restated Articles of Incorporation) (1)
3(ii)		Amended and Restated Bylaws (1)
4.1		Specimen stock certificate (1)
4.2		Form of representatives’ warrant (1)
10.1(a)		Form of 2006 Stock Option Plan (1)
10.1(b)		Form of Stock Option Agreement (1)
10.2		Form of Randy Hardin Employment Agreement (1)(2)
10.3		Form of Ian Edmonds Employment Agreement (1)(2)
10.4		Form of Mimi Tan Employment Agreement (1)(2)
10.5		(a) Revolving Credit and Security Agreement with Compass Bank (1)
(b) Renewal and Modification Agreement, dated March 23, 2006 (1)
(c) Renewal and Modification Agreement, dated April 18, 2006 (1)
(d) First Amendment to Master Revolving Promissory Note (1)
10.6		Purchase Agreement, dated June 1, 2004, with Brinks Home Security (1)
10.7		Real Property Lease for 1720 Hayden Road, Carrollton, Texas (1)
10.8		Real Property Lease for 11605-B North Santa Fe, Oklahoma City, Oklahoma (1)
10.9		Real Property Lease for Las Vegas, Nevada (1)
10.10		Agreement with Import Consultants (1)
10.11(a)		Form of Promissory Note in the amount of $2,850,000 payable to Zunicom (1)
10.11(b)		Form of Promissory Note in the amount of $2,000,000 payable to Zunicom (1)
10.12		Director-Nominee Consents
	a)	Leslie Bernhard(1)
	b)	Marvin I. Haas(1)
	c)	Garland P. Asher(1)
	d)	Robert M. Gutkowski(1)
10.13		Third Party Logistics & Purchase Agreement, dated as of November 20, 2006, with Brinks Home Security (1)
14.1		Code of Ethics*
21.1		Subsidiaries**
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

_______________
*	Filed herewith.
**	UPG does not have any significant subsidiaries.
(1)	Incorporated by reference to the Exhibit with the same number to UPG’s Registration Statement on Form S-1 (SEC File No. 333-137265) effective as of December 20, 2006.
(2)	Management contract, compensation plan or arrangement.

(c)	Other Financial Statement Schedules.

              The financial statements required by Regulation S-X (17CFR210) are excluded from the annual report to shareholders by Rule 14a-3(b).

     See response to Item 15(a)2 above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2007

Universal Power Group, Inc.

By:	/s/ Randy Hardin
Randy Hardin
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date

Principal Executive Officer:

/s/ Randy Hardin	Chief Executive Officer and Director	March 28, 2007
Randy Hardin

Principal Financial Officer:

/s/ Julie Sansom-Reese	Chief Financial Officer	March 28, 2007
Julie Sansom-Reese

Directors:

/s/ William Tan	Chairman of the Board	March 28, 2007
William Tan

/s/ Ian Edmonds	Director	March 28, 2007
Ian Edmonds

/s/ Garland Asher	Director	March 28, 2007
Garland Asher

/s/ Marvin Haas	Director	March 28, 2007
Marvin Haas

/s/ Robert M. Gutkowski	Director	March 28, 2007
Robert M. Gutkowski

/s/ Leslie Bernhard	Director	March 28, 2007
Leslie Bernhard

ITEM 15 (A) (1)

FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

UNIVERSAL POWER GROUP, INC.

DECEMBER 31, 2006

INDEX TO FINANCIAL STATEMENTS

UNIVERSAL POWER GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Universal Power Group, Inc.

     We have audited the accompanying balance sheets of Universal Power Group, Inc. (the “Company”) as of December 31, 2006 and 2005 and the related statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Power Group, Inc., as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note B to the financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/KBA GROUP LLP
Dallas, Texas
March 28, 2007

UNIVERSAL POWER GROUP, INC.

BALANCE SHEETS

ASSETS

	December 31,
	2006	2005

CURRENT ASSETS
Cash and cash equivalents	$13,036,447	$176,295
Accounts receivable:
Trade, net of allowance for doubtful accounts
of $114,257 and $200,002	10,171,055	8,405,089
Other (including $186,617 and $121,086
from related parties)	211,854	235,305
Inventories – finished goods, net of allowance for
obsolescence of $200,715 and $150,715	22,571,534	19,110,278
Current deferred tax asset	1,087,163	187,300
Prepaid expenses and other current assets	571,073	606,281

Total current assets	47,649,126	28,720,548

PROPERTY AND EQUIPMENT
Machinery and equipment	595,902	557,683
Furniture and fixtures	288,457	239,639
Leasehold improvements	188,691	181,232
Vehicles	151,598	151,597
	1,224,648	1,130,151
Less accumulated depreciation and amortization	(787,554)	(633,356)

Net property and equipment	437,094	496,795

OTHER ASSETS	33,073	34,923

TOTAL ASSETS	$48,119,293	$29,252,266

The accompanying notes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.

BALANCE SHEETS (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,
	2006	2005

CURRENT LIABILITIES
Line of credit	$14,573,595	$9,261,435
Accounts payable	11,529,002	12,387,887
Accrued liabilities	540,839	224,151
Due to Zunicom, Inc	—	2,769,929
Current portion of capital lease obligations	18,726	20,977
Current portion of deferred rent	15,423	42,637

Total current liabilities	26,677,585	24,707,016

CAPITAL LEASE OBLIGATIONS, less current portion	6,613	25,339
NOTES PAYABLE TO ZUNICOM, INC	5,850,000	—
NON-CURRENT DEFERRED TAX LIABILITY	64,663	53,728
DEFERRED RENT, less current portion	206,975	210,510

Total liabilities	32,805,836	24,996,593

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, 50,000,000 shares
authorized, 5,000,000 and 3,000,000 shares issued
and outstanding	50,000	30,000
Additional paid-in capital	15,263,457	3,822,597
Retained earnings	—	403,076

Total shareholders’ equity	15,313,457	4,255,673

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$48,119,293	$29,252,266

The accompanying notes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.

STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004

Net sales	$92,583,521	$81,275,175	$67,159,545
Cost of sales	79,426,270	70,960,235	58,355,712
Gross profit	13,157,251	10,314,940	8,803,833
Operating expenses (including
$480,000, $480,000, $440,000
to Zunicom, Inc.)	11,803,071	7,888,475	7,568,134
Operating income	1,354,180	2,426,465	1,235,699
Other income (expense)
Interest expense	(833,731)	(490,096)	(445,860)
Interest income	40,109	1,599	3,092
Other, net	—	10,151	(48,133)
Total other expense	(793,622)	(478,346)	(490,901)
Income before provision for income
taxes	560,558	1,948,119	744,798
Provision for income taxes	(272,645)	(813,783)	(347,139)
Net income	$287,913	$1,134,336	$397,659
Net income per share
Basic	$0.10	$0.38	$0.13
Diluted	$0.07	$0.38	$0.13
Weighted average shares outstanding
Basic	3,021,918	3,000,000	3,000,000

Diluted	4,174,817	3,000,000	3,000,000

The accompanying notes are integral part of these financial statements

UNIVERSAL POWER GROUP, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balances at January 1, 2004	3,000,000	$30,000	$3,822,597	$22,752	$3,875,349
Dividends declared	—	—	—	(185,000)	(185,000)
Net income for 2004	—	—	—	397,659	397,659
Balances at December 31, 2004	3,000,000	30,000	3,822,597	235,411	4,088,008
Dividends declared	—	—	—	(966,671)	(966,671)
Net income for 2005	—	—	—	1,134,336	1,134,336
Balances at December 31, 2005	3,000,000	30,000	3,822,597	403,076	4,255,673
Sale of common stock (net of
offering costs)	2,000,000	20,000	11,935,222	—	11,955,222
Stock-based compensation expense	—	—	2,175,035	—	2,175,035
Dividends declared	—	—	(3,273,011)	(690,989)	(3,964,000)
Capital contribution from
Zunicom, Inc	—	—	603,614	—	603,614
Net income for 2006	—	—	—	287,913	287,913
Balances at December 31, 2006	5,000,000	$50,000	$15,263,457	$—	$15,313,457

The accompanying notes are an integral part of this financial statement.

UNIVERSAL POWER GROUP, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004

CASH FLOWS FROM OPERATING
ACTIVITIES
Net income	$287,913	$1,134,336	$397,659
Adjustments to reconcile net income to
net cash provided by (used in)
operating activities:
Depreciation and amortization of
property and equipment	154,197	137,978	130,852
Provision for bad debts	126,127	48,187	173,744
Provision for obsolete inventory	50,000	55,962	90,000
Deferred income taxes	(888,928)	2,301	(54,275)
Loss on disposal of property and
equipment	—	962	25,909
Non-cash compensation – stock
options	2,175,035	—	—
Non-cash tax expense	952,864	—	—
Change in operating assets and
liabilities:
Accounts receivable – trade	(1,892,093)	(1,104,788)	(970,143)
Accounts receivable – other	88,982	77,356	(179,404)
Inventories	(3,511,256)	(5,913,069)	(2,824,793)
Prepaid expenses and other current
assets	1,850	(214,237)	137,492
Other assets	35,208	2,724	12,055
Accounts payable	(858,885)	5,305,613	(1,305,087)
Accrued liabilities	316,688	58,811	510,544
Due to Zunicom, Inc	(334,711)	811,482	277,747
Deferred rent	(30,749)	(8,696)	127,204
Net cash provided by (used in)
operating activities	(3,327,758)	394,922	(3,450,496)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of property and equipment	(94,496)	(185,649)	(114,259)

CASH FLOWS FROM FINANCING
ACTIVITIES
Net activity on line of credit	5,312,160	734,532	3,274,593
Net proceeds from IPO	11,955,223	—	—
Payments on capital lease obligations	(20,977)	(20,968)	(24,726)
Payment of dividends to Zunicom, Inc	(964,000)	(882,491)	—
Net cash provided by (used in)
financing activities	16,282,406	(168,927)	3,249,867

The accompanying notes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2006	2005	2004

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	$12,860,152	$40,346	$(314,888)
Cash and cash equivalents at beginning
of year	176,295	135,949	450,837

Cash and cash equivalents at end of
year	$13,036,447	$176,295	$135,949

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$72,939	$74,243	$76,880
Interest paid	$833,731	$490,096	$445,860

SUPPLEMENTAL SCHEDULE OF
NONCASH INVESTING AND
FINANCING ACTIVITIES

Acquisition of property and equipment
through capital lease	$—	$—	$28,960

Capitalized lease incentives	$—	$—	$134,639

Payable to Zunicom, Inc. converted to note
payable	$2,850,000	$—	$—

Dividends due to Zunicom, Inc	$3,000,000	$269,180	$185,000

The accompanying notes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A. ORGANIZATION AND BASIS OF PRESENTATION

Organization

     Universal Power Group, Inc. (“UPG” or the “Company”), a Texas corporation, is a distributor and supplier to a diverse and growing range of industries of portable power and related synergistic products, a provider of third-party fulfillment and logistics services and a custom battery pack assembler. The Company’s primary logistics center is located in Carrollton, Texas and regional logistic centers are located in Oklahoma City, Oklahoma and Las Vegas, Nevada. The Company’s customers are primarily located in the United States. However, a small portion of the Company’s sales are to customers located in the United Kingdom, Australia, Ireland , China and Canada. The Company’s growth strategy is to further develop new business in Europe and Latin America and to establish logistics centers in strategic domestic and global locations to service these accounts.

Recent Events

     Until December 20, 2006, the Company was a wholly-owned consolidated subsidiary of Zunicom, Inc. (“Zunicom”), a Texas corporation, whose stock is traded on the OTC Bulletin Board under the symbol “ZNCM.OB.” On December 20, 2006, the U.S. Securities and Exchange Commission declared effective a registration statement filed by the Company registering the sale of 2,000,000 shares of its common stock by the Company and 1,000,000 of the Company’s common stock owned by Zunicom. The initial public offering price was $7.00 per share. As a result of the offering, Zunicom’s interest in the Company was reduced to 40%. Prior to the offering, because it was a wholly-owned subsidiary of Zunicom, UPG’s financial position, results of operations and cash flows were consolidated with those of Zunicom. As a result of the offering, Zunicom no longer owns a controlling interest in UPG; however, as the largest shareholder, Zunicom will have significant influence over UPG.

     On October 25, 2006 the Company’s Board of Directors authorized a forward stock split of 6.07404258 shares for each share of common stock outstanding on such date. As a result, the number of shares of common stock issued and outstanding increased from 493,905 to 3,000,000. All information in these statements gives retroactive effect to the stock split for all periods presented.

NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

     The Company considers all unrestricted highly-liquid investments with original maturities of three months or less to be cash and cash equivalents.

Accounts Receivable

     Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Inventories

     Inventories consist of finished goods, primarily of batteries and security products related to the Company’s third party fulfillment services and materials used in the assembly of batteries into “packs”. All items are stated at the lower of cost, determined using the average cost method by specific part, or market. The Company performs periodic evaluations, based upon business trends, to specifically identify obsolete, slow moving and non-salable inventory. Inventory allowances are evaluated periodically to ensure they reflect current business trends.

     The Company is a significant supplier for Brink’s Home Security, Inc. (“Brinks”). In order to meet its obligations to Brinks, the Company maintains certain inventory levels at all times. Inventory held related to the Company’s relationship with Brinks, primarily security products, totaled approximately $9,400,000 and $9,900,000, respectively, at December 31, 2006 and 2005. Brinks is obligated to purchase from the Company any and all remaining inventory held by the Company pursuant to an agreement with Brinks (including inventory in transit) and reimburse the Company for any applicable cancellation fees to the manufacturer upon early termination of the relationship.

Property and Equipment

     Property and equipment are carried at cost. Depreciation and amortization of property and equipment is provided for using the straight-line method over the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the related asset. Equipment leased under capital leases is amortized over the service life of the related asset or the term of the lease, whichever is shorter.

UNIVERSAL POWER GROUP, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     At December 31, 2006 and 2005, property and equipment includes $112,085 and $112,085, respectively, of assets which have been financed under capital leases. The accumulated amortization related to these assets at December 31, 2006 and 2005 totaled $77,362 and $56,706, respectively. Amortization expense related to these assets during the years ended December 31, 2006, 2005, and 2004 totaled $20,656, $20,715, and $15,286, respectively. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Income Taxes

     Through December 20, 2006, the Company is included in the consolidated federal income tax return filed by Zunicom. Subsequent to December 20, 2006, the Company will be required to file its own tax return. Income taxes are calculated as if the Company filed on a separate return basis. Current income tax receivable/payable through December 20, 2006, if any, is recorded as a due from/to Zunicom and deferred tax assets and liabilities are recorded separately.

     The Company utilizes the asset and liability approach to accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Long-Lived Assets

     The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets are reviewed when events or changes in circumstances indicate that their carrying value may not be recoverable. These evaluations include comparing the future undiscounted cash flows of such assets to their carrying value. If the carrying value exceeds the future undiscounted cash flows, the assets are written down to their fair value using discounted cash flows. For the year ended December 31, 2004, the Company wrote off certain fixed assets, primarily leasehold improvements from a prior lease. The related impairment charges recognized in 2004 totaled approximately $26,000. For the years ended December 31, 2006 and 2005 there was no impairment of the value of such assets.

Deferred Rent

     The Company’s operating lease for its primary office and warehouse space contains a free rent period and contains predetermined fixed increases of the minimum rental rate during the initial lease term. For this lease, the Company recognizes rental expense on a straight-line basis over the minimum lease term and records the difference between the amounts charged to expense and the rent paid as deferred rent. In addition, the landlord provided certain allowances for leasehold improvements on this office and warehouse space which have been recorded as deferred rent and leasehold improvements. The deferred rent will be amortized as an offset to rent expense over the remaining term of the related lease.

Revenue Recognition

     The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104 when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured.

     The Company is a distributor who purchases both finished goods and components from domestic and international suppliers.The Company adds value to products and components by packaging them in customer specified “kits” or tailor made units that are convenient for the customer to order and ship. Additionally, the Company has several customers that require specific battery solutions for inclusion in their own products. The Company will obtain the battery and necessary components and configure a new finished good unit based upon customer specifications. The Company refers to this process as a “value added service”. The Company recognizes sales of finished goods at the time the customer takes title to the product.

     The Company sells products to several customers in bulk quantities. The Company obtains the order from the customer and arranges for the delivery of the product directly from the Company’s vendor to the customer to reduce freight costs and wear and tear on the product from excessive handling. The Company refers to these transactions as “drop shipments” because the product is shipped directly from the Company’s vendor to the Company’s customer. The Company also has an inventory fulfillment agreement with Brinks. The Company purchases, handles, assembles and delivers installation components and tooling to Brinks and to independent Brinks authorized dealers. Revenues from drop shipment transactions and pursuant to the agreement with Brinks are recognized on a gross basis at the time the customer takes title to the product based on the Company’s analysis of the criteria defined in Emerging Issues Task Force (“EITF”) Issue No. 99-19 for gross revenue reporting. Specifically, (i) the Company is the primary obligor; (ii) the Company has general and physical loss inventory risk; (iii) the Company has credit risk; (iv) in most cases, the Company has discretion in supplier selection and product specifications; and (v) the Company has reasonable latitude within economic constraints to negotiate prices and terms with its customers.

UNIVERSAL POWER GROUP, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Post Shipment Obligations

     The Company offers its customers a limited warranty for replacement of finished goods that do not function properly. Generally, the limited warranty period is for one year. The most common types of warranty claims are batteries that leak or batteries that do not provide the voltage they are intended to supply. The Company’s written warranty is limited to the replacement of the product purchased and does not cover the product the battery is intended to power. The Company’s replacement rate is insignificant, and is therefore recorded when the warranty expense is incurred. If the Company determines that a shipment of product had a manufacturing defect, the Company has recourse with the manufacturer to recover the replacement costs incurred. The costs of isolated or individual instances of defects are borne by the Company. At December 31, 2006 and 2005, the Company has a warranty reserve of approximately $10,000.

Advertising costs

     Advertising costs are charged to operations when incurred. Advertising expense was approximately $182,000, $95,000, and $102,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Shipping and Handling Costs

Shipping and handling costs are charged to cost of sales in the accompanying statements of income.

Earnings Per Share

     Basic earnings per common share is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each year.

     Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding for the year. The Company’s common stock equivalents include all common stock issuable upon exercise of outstanding stock options and warrants.

     For the year ended December 31, 2006, the dilutive effects of 1,187,500 stock options are included in the diluted net income per share calculation and 300,000 warrants are exluded from the calculation as they are antidilutive. For the years ended Deceber 31, 2005 and 2004 the Company had no common stock equivalents.

Fair Value of Financial Information

     In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than carrying value of these financial instruments. The estimated fair value of cash equivalents, accounts receivable, prepaid expenses and other current assets, line-of-credit, accounts payable, and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. The estimated fair value of capital lease obligations approximates the carrying amounts since they bear market rates of interest. None of these instruments are held for trading purposes.

Stock-Based Compensation

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition.

     The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective application method described in the statement. Results for prior periods are not required to be nor have been restated. Stock-based compensation expense recognized during each period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the statement of income during 2006 included compensation expense for fully vested stock-based payment awards granted prior to December 31, 2006. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

     Effect of Adopting SFAS No. 123(R)

     The Company granted stock-based compensation during 2006 and the effect of adopting SFAS No. 123(R) as of January 1, 2006 for the year ended December 31, 2006 is as follows:

For the Year Ended
December 31, 2006

Stock-based compensation expense (all included in operating expenses)	$2,175,035
Effect on basic earnings per common share	$(0.72)
Effect on diluted earnings per common share	$(0.52)

     The Company had no stock options or other stock-based compensation prior to 2006.

UNIVERSAL POWER GROUP, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Valuation Assumptions

     The fair values of option awards were estimated at the grant date using a Black-Scholes option pricing model with the following assumptions for the fiscal year ended December 31, 2006:

For the Year Ended
December 31, 2006

Weighted average grant date fair value	$1.83
Weighted average assumptions used:
Expected dividend yield	0.00%
Risk-free interest rate	4.68%
Expected volatility	17.00%
Expected life (in years)	5

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The Company has elected to use the calculated value method to account for options granted in 2006. As there was no active market for the Company’s common shares during 2006, the Company used historical volatility of the Dow Jones Small Cap Non-Durable Household Companies, which is representative of the Company’s size and industry. The Company has used the historical closing values of that index to estimate volatility which was calculated at 17%. The expected term considers the contractual term of the option as well as expectations for exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

Accounting for Warrants

     The Company applies EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Aquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”), with respect to options and warrants issued to non-employees. EITF 96-18 requires the use of option valuation models to measure the fair value of the options and warrants at the measurement date.

Recent Accounting Pronouncements

     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 will be adopted in the first quarter of 2007. The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its financial statements.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its financial statements.

Use of Estimates and Assumptions

     Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.

NOTE C. INVENTORIES

     Inventories at December 31, 2006 and 2005 consist of the following:

	December 31,
	2006	2005
Battery and related inventory	$11,706,688	$9,973,047
Security related inventory	10,347,702	8,581,729
Electronic components inventory	717,859	706,217
Inventory obsolescence reserve	(200,715)	(150,715)
	$22,571,534	$19,110,278

UNIVERSAL POWER GROUP, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
NOTE D. LINE OF CREDIT

     The Company has a $16 million line of credit with Compass Bank that expires May 5, 2007. The interest on the first $6,000,000 of borrowings is fixed at 6.99% . Borrowings in excess of $6,000,000 have interest at LIBOR plus 2.5% . At December 31, 2006 that rate was 7.85% . The line of credit is due on demand and is secured by accounts receivable, inventories, and equipment. The line's availability is based on a borrowing formula, which allows for borrowings equal to 85% of UPG’s eligible accounts receivable and a percentage of eligible inventory. In addition, UPG must maintain certain financial covenants including ratios on fixed charge coverage and minimum tangible net worth, as well as, maximum debt to tangible net worth and an interest coverage ratio. The advance formula referenced in the Security Agreement as the “Borrowing Base” is modified as follows: eighty-five percent (85.0%) of the outstanding value of Borrower’s Eligible Accounts Receivable (as defined in the Security Agreement), plus fifty percent (50.0%) of the value of Borrower’s Eligible Inventory (as defined in the Security Agreement). Advances against Borrower’s Eligible Inventory shall not exceed the lesser of (a) $8,500,000 or (b) an amount equal to the product of (i) one and one-half (1.5), multiplied by (ii) eighty-five percent (85%) of the outstanding value of Borrower’s Eligible Accounts Receivable at any one time outstanding. At December 31, 2006, $14,573,595 was outstanding under the line of credit and $1,096,414 remained available for borrowings under the line of credit based on the borrowing formula. As a result of the $2.2 million charge in 2006 for stock option compensation the Company violated two financial covenants. The bank has waived the Events of Default at December 31, 2006 and for the year ended December 31, 2006.

NOTE E. NOTES PAYABLE TO ZUNICOM, INC.

     The Company declared a $3 million dividend payable to Zunicom. The dividend is evidenced by a note payable, which has a maturity date of June 20, 2012 and which bears interest at the rate of 6% per annum. Interest on the unpaid principal amount of this note is payable quarterly, in arrears, and the principal amount will be repaid in 16 equal quarterly installments of $187,500 beginning September 20, 2008.

      At December 31, 2006 the Company also owed Zunicom an additional $2.85 million, reflecting the tax benefit of the consolidated losses used to offset the Company’s taxable income. The obligation is evidenced by a note bearing interest at 6% per annum and maturing June 20, 2012. Interest on the unpaid principal amount of this note is payable quarterly, in arrears, and the principal amount will be repaid in 16 equal quarterly installments of $178,125 beginning September 20, 2008.

     Payments due as of December 31, 2006 are as follows:

2007	$—
2008	731,250
2009	1,462,500
2010	1,462,500
2011	1,462,500
Thereafter	731,250
Total	5,850,000
Less current portion	—
$5,850,000

NOTE F. CAPITAL LEASE OBLIGATIONS

     Minimum future lease payments under capital leases and the present value of the minimum lease payments as of December 31, 2006 are as follows:

2007	$19,572
2008	6,721
Less amount representing interest	(954)
Present value of minimum lease payments	25,339
Less current portion	(18,726)
$6,613

NOTE G. RELATED PARTY TRANSACTIONS

     The Company paid management fees to Zunicom of $480,000, $480,000, and $440,000 during the years ended December 31, 2006, 2005, and 2004, respectively.

     The Company declared dividends totaling $3,964,000 to Zunicom during the year ended December 31, 2006 of which $3,000,000 is recorded as a note payable to Zunicom, Inc. as of December 31, 2006 (See Note E). The Company paid cash dividends to Zunicom of $964,000 during the year ended December 31, 2006.

     At December 31, 2005 the due to Zunicom, Inc. on the accompanying balance sheet includes $2,500,749 for income taxes payable to Zunicom related to the Company’s allocation of current income tax expense. At December 31, 2006 the Company recorded $2,850,000 as a note payable to Zunicom, Inc. (See Note E). As of December 31, 2006 the Company recorded $603,614 as a capital contribution from Zunicom in connection with a portion of the Company’s current allocation of income tax expense which has been forgiven by the Zunicom.

     The Company declared $966,671 of dividends payable to Zunicom and paid cash dividends of $882,491 to Zunicom during the year ended December 31, 2005. At December 31, 2005 the balance due to Zunicom included a dividend payable of $269,180.

UNIVERSAL POWER GROUP, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
NOTE H. INCOME TAXES

     Deferred tax assets and liabilities at December 31, 2006 and 2005 consist of the following:

	December 31,
	2006	2005
Deferred tax assets:
Inventory obsolescence	$77,275	$51,243
Allowance for doubtful accounts	43,989	68,001
Accrued liabilities	128,509	68,056
Stock option compensation	837,390	—
Current deferred tax asset	$1,087,163	187,300
Non-current deferred tax liability	$(64,663)	$(53,728)

     The non-current deferred tax liability arises from the different useful lives and depreciation methods for depreciating assets for income tax purposes.

     The Company’s provision for income taxes for the years ended December 31, 2006 and 2005 is comprised as follows:

	2006	2005	2004
Deferred income tax expense (benefit)	$(888,928)	$2,301	$(54,275)
Currrent income tax expense	1,161,573	811,482	401,414
Provision for income taxes	$272,645	$813,783	$347,139

     The Company’s income tax expense for the years ended December 31, 2006, 2005, and 2004 differed from the statutory federal rate of 35 percent as follows:

	2006	2005	2004
Statutory rate applied to income before income taxes	$196,197	$662,360	$253,231
Amounts not deductible for income tax purposes	67,734	56,575	46,990
State income taxes, net of federal income tax effect	33,934	94,848	46,918
Other	(25,220)	—	—
Income tax expense	$272,645	$813,783	$347,139

NOTE I. SALE OF COMMON STOCK

     On December 27, 2006, the Company completed its initial public offering, or IPO at $7.00 per share for 3,000,000 shares of its common stock. In the initial public offering, the Company sold 2,000,000 shares of its common stock and Zunicom sold 1,000,000 shares of the Company’s common stock. Included in this IPO were 300,000 warrants to purchase common stock granted to the underwriters at an exercise price of $8.40 per share. The warrants are exercisable at any time beginning 365 days after the grant date and until the fifth aniversary of that date. These warrants were valued at approximately $127,000 using the Black-Scholes model and have been included as a reduction of the net proceeds raised in the IPO. The net proceeds of $11,955,223 include the warrants granted to the underwriters and approximately $1,918,000 in issuance costs.

NOTE J. STOCK OPTIONS AND WARRANTS

Stock options

     2006 Equity Incentive Compensation Plan

     In December, 2006, the Company adopted, and its shareholders approved and ratified, the 2006 Stock Option Plan (the Plan), the purpose of which is to attract and retain the personnel necessary for the Company’s success. The Plan gives the board of directors the ability to provide incentives through grants of stock options, restricted stock awards and other types of equity-based incentive compensation awards to the Company’s key employees, consultants and directors (other than directors that are not compensated for their time by the Company or receive only a director’s fee). The Plan will be administered by the compensation committee of the board of directors. Except as may otherwise be provided in the Plan, the compensation committee will have complete authority and discretion to determine the terms of awards.

     The Plan authorizes the granting of options, including options that satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended. The compensation committee will determine the period of time during which a stock option may be exercised, as well as any vesting schedule, except that no stock option may be exercised more than 10 years after its date of grant. The exercise price for shares of the Company’s common stock covered by an incentive stock option cannot be less than the fair market value of the Company’s common stock on the date of grant; provided that that exercise of an incentive stock option granted to an eligible employee that owns more than 10% of the voting power of all classes of the Company’s capital stock must be at least 110% of the fair market value of the Company’s common stock on the date of grant.

     The Plan also authorizes the grant of restricted stock awards on terms and conditions established by the compensation committee. The terms and conditions will include the designation of a restriction period during which the shares are not transferable and are subject to forfeiture.

     The Board may terminate the Plan without shareholder approval or ratification at any time. Unless sooner terminated, the Plan will terminate in December 2016. The Board may also amend the Plan, provided that no

UNIVERSAL POWER GROUP, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
NOTE J. STOCK OPTIONS AND WARRANTS (CONTINUED)

amendment will be effective without approval of the Company’s shareholders if shareholder approval is required to satisfy any applicable statutory or regulatory requirements.

     A total of 1,250,000 shares of the Company’s common stock, representing 25% of the total number of shares issued and outstanding at December 31, 2006, were reserved for issuance under the Plan. If an award expires or terminates unexercised or is forfeited to the Company, or shares covered by an award are used to fully or partially pay the exercise price of an option granted under the Plan or shares are retained by the Company to satisfy tax withholding obligations in connection with an option exercise or the vesting of another award, those shares will become available for further awards under the Plan.

     At December 31, 2006, common shares reserved for future issuance include 1,250,000 shares issuable under the 2006 Stock option Plan and 300,000 shares issuable upon exercise of outstanding warrants. At December 31, 2006 there are 1,187,500 options outstanding under the Plan and 62,500 options are availavable for future grants.

     Stock Incentive Plan Summary

     A summary of the Company’s stock option activity and related information for the year ended December 31, 2006 is as follows:

Weighted
	Weighted	Average
	Number of	Exercise
	Options	Price

Outstanding at beginning of year	—	—
Granted at IPO issue price	1,187,500	$7.00
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at end of year	1,187,500	$7.00
Options exercisable at end of year	1,187,500	$7.00

     Stock Options Outstanding and Exercisable

     Information related to stock options outstanding at December 31, 2006 is summarized below:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Price	At 12/31/06	Contractual Life	Price	At 12/31/06	Price

$ 7.00	1,187,500	10 Years	$ 7.00	1,187,500	$ 7.00

     These stock options have an intrinsic value of $118,750 at December 31, 2006.

     On December 27, 2006, Universal Power Group, Inc. completed its initial public offering, or IPO at $7.00 per share for 3,000,000 shares of its common stock. In connection with the IPO, the Company issued warrants to the underwriters to purchase 300,000 shares of the Company’s common stock at an exercise price of $ 8.40 per share. These warrants were valued at approximately $127,000 using the Black-Scholes model for valuation. All warrants were unexercised as of December 31, 2006.

NOTE K. CREDIT CONCENTRATIONS AND SIGNIFICANT CUSTOMERS

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

     Cash and cash equivalents are at risk to the extent that they exceed Federal Deposit Insurance Corporation insured amounts. To minimize this risk, the Company places its cash and cash equivalents with high credit quality financial institutions.

     In the normal course of business, the Company extends unsecured credit to virtually all of its customers. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its estimate of amounts which may become uncollectible. In the event of complete non-performance by the Company’s customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance.

     At December 31, 2006 and 2005, the Company had receivables due from a significant customer who comprised approximately 37% and 48%, respectively, of total trade receivables. During the years ended December 31, 2006, 2005, and 2004, the Company had one customer who accounted for 48%, 56%, and 51%, respectively, of net sales. The loss of this significant customer would materially decrease the Company’s net sales.

UNIVERSAL POWER GROUP, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
NOTE K. CREDIT CONCENTRATIONS AND SIGNIFICANT CUSTOMERS (CONTINUED)

     A significant portion of the Company’s inventory purchases are from two suppliers, representing 42% and 28% for the year ended December 31, 2006, 44% and 22% for the year ended December 31, 2005, and approximately 44% and 19% for the year ended December 31, 2004. The Company purchased approximately 61%, 70%, and 61% respectively, of its product through domestic sources with the remainder purchased from international sources, predominately in the Pacific Rim and mainland China, for the years ended December 31, 2006, 2005, and 2004. The majority of the Company’s international purchases are coordinated through an independent consultant. The Company does not anticipate any changes in the relationships with these suppliers or the independent consultant; however, if such a change were to occur, the Company believes it has alternative sources available.

NOTE L. COMMITMENTS AND CONTINGENCIES

Litigation

     The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company’s financial position, operating results, or cash flows. However, there can be no assurance that such legal proceedings will not have a material impact.

Operating Leases

     The Company leases certain office and warehouse facilities and various vehicles and equipment under non-cancelable operating leases. On February 1, 2002, the Company entered into a lease for a warehouse facility. This lease was amended in 2003 and again in November, 2006. The amendment expanded the Company’s warehouse facilities by approximately 67,000 square feet to a total of approximately 216,000 square feet. The amended lease extends the Company’s terms through March 31, 2013 with monthly payments beginning January 1, 2007 totaling approximately $38,800 for 2007, $41,900 for 2008 and 2009, $46,400 for 2010 through 2012, and $0 (zero) for the final three months, January 1, 2013 through March 31, 2013. The vehicle and equipment leases mature on various dates through 2012. Minimum future payments on these leases as of December 31, 2006 are as follows:

Years ending
December 31,
2007	$704,736
2008	722,976
2009	599,389
2010	587,426
2011	584,187
Thereafter	568,593
$3,767,307

     Rent expense for the years ended December 31, 2006, 2005, and 2004 totaled approximately $595,000, $451,000, and $464,000, respectively.

Employment Agreements

     The Company has employment agreements with three key officers of the Company. The agreements call for severance compensation in the event the officers employment is terminated by reason of (i) the death, illness or incapacity of the officer; (ii) the termination of the officer’s employment by the Company for any reason other than act of breach; or (iii) the termination of the officer’s employment by the officer because of a substantial breach of the employment agreement by the Company. If severance compensation is required, the Company will pay the officer a lump sum equal to twelve months of the officer’s current salary plus twelve months of Cobra insurance coverage for the officer and the officer’s family. One of the key officers is also entitled to an annual incentive bonus on a target net income amount based upon the Company’s annual operating budget as more thoroughly defined in his employment agreement. This bonus is payable annually and is payable for the calendar year in which the officer is terminated. This officer received an option to purchase 10% of the outstanding common stock of the Company during 2006. The other key officers may be paid an annual incentive bonus to be determined solely by the Board of Directors of the Company at the end of each year. One of these officers also received options to purchase 7.5% of the outstanding common stock of the Company during 2006. Both employment agreements state that any options granted to these two key officers will be fully vested and immediately exercisable for a period of ten years at a per share exercise price equal to the initial public offering price of $7.00 per share.

NOTE M. EMPLOYEE BENEFIT PLAN

     The Company established and continues to maintain a 401(k) Plan intended to qualify under sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. All employees who are at least 18 years of age are eligible to participate in the plan. There is no minimum service requirement to participate in the plan. Under the plan, an eligible employee can elect to defer from 1% to 85% of his salary. The Company may, at its sole discretion, contribute and allocate to plan participant’s account a percentage of the plan participant’s contribution. There were no Company contributions for the years ended December 31, 2006, 2005, and 2004.

UNIVERSAL POWER GROUP, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
NOTE N. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Selected quarterly financial information (unaudited) for the years ended December 31, 2006 and 2005 is set forth below:

				Net Income (Loss)		Weighted Average Shares
				Per Share		Outstanding

2006	Net Sales	Gross Profit	Net Income (Loss)	Basic	Diluted	Basic	Diluted
First quarter	$20,740,624	$2,930,468	$316,822	$0.11	$0.11	3,000,000	3,000,000
Second quarter	$23,504,175	$3,268,163	$397,086	$0.13	$0.13	3,000,000	3,000,000
Third quarter	$23,772,154	$3,475,674	$454,400	$0.15	$0.15	3,000,000	3,000,000
Fourth quarter	$24,566,568	$3,482,946	$(880,395)	$(0.29)	$(0.29)	3,088,889	3,088,889
For the year	$92,583,521	$13,157,251	$287,913	$0.10	$0.07	3,021,918	4,174,817

				Net Income		Weighted Average Shares
				Per Share		Outstanding

2005	Net Sales	Gross Profit	Net Income	Basic	Diluted	Basic	Diluted
First quarter	$17,402,572	$2,145,194	$176,509	$0.06	$0.06	3,000,000	3,000,000
Second quarter	$20,446,237	$2,612,326	$278,914	$0.09	$0.09	3,000,000	3,000,000
Third quarter	$22,111,952	$3,015,847	$435,952	$0.15	$0.15	3,000,000	3,000,000
Fourth quarter	$21,314,414	$2,541,573	$242,961	$0.08	$0.08	3,000,000	3,000,000
For the year	$81,275,175	$10,314,940	$1,134,336	$0.38	$0.38	3,000,000	3,000,000

UNIVERSAL POWER GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For three Years Ended December 31, 2006

		Additions
	Balance at	Charged		Balance
	Beginning of	to Expense		at End
Description	Period	or other	Deductions	of Period
Inventory obsolescence reserve:
Year ended:
December 31, 2004	$211,844	$90,000	$(38,531)	$263,313
December 31, 2005	$263,313	$55,962	$(168,560)	$150,715
December 31, 2006	$150,715	$50,000	$—	$200,715
Accounts receivable reserve:
Year ended:
December 31, 2004	$208,384	$173,744	$(185,626)	$196,502
December 31, 2005	$196,502	$48,187	$(44,687)	$200,002
December 31, 2006	$200,002	$126,127	$(211,872)	$114,257

S-1