Form 10-Q
period 2007-03-31
UNIVERSAL POWER GROUP INC.
filed 2007-05-15
CIK 1372000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

     Yes ☑ No ☐

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

     Yes ☐ No ☑

     As of May 10, 2007, 5,000,000 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     None

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UNIVERSAL POWER GROUP, INC.

UNAUDITED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2007	2006

CURRENT ASSETS
Cash and cash equivalents	$13,089,875	$13,036,447
Accounts receivable:
Trade, net of allowance for doubtful accounts of $129,257
and $114,257	11,101,407	10,171,055
Other (including $0 and $186,617 from related parties)	339,847	211,854
Inventories – finished goods, net of allowance for
obsolescence of $230,715 and $200,715	22,228,784	22,571,534
Current deferred tax asset	1,084,195	1,087,163
Prepaid expenses and other current assets	758,064	571,073
Total current assets	48,602,172	47,649,126

PROPERTY AND EQUIPMENT
Machinery and equipment	665,221	595,902
Furniture and fixtures	288,457	288,457
Leasehold improvements	188,691	188,691
Vehicles	151,598	151,598
	1,293,967	1,224,648
Less accumulated depreciation and amortization	(831,725)	(787,554)

Net property and equipment	462,242	437,094

OTHER ASSETS	76,823	33,073

TOTAL ASSETS	$49,141,237	$48,119,293

The accompanying footnotes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.

UNAUDITED BALANCE SHEETS (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	December 31,
	2007	2006

CURRENT LIABILITIES
Line of credit	$15,639,595	$14,573,595
Accounts payable	10,782,978	11,529,002
Accrued liabilities	851,436	540,839
Current portion of capital lease obligations	16,456	18,726
Current portion of deferred rent	3,010	15,423
Total current liabilities	27,293,475	26,677,585

CAPITAL LEASE OBLIGATIONS, less current portion	3,457	6,613
NOTES PAYABLE TO ZUNICOM, INC	5,850,000	5,850,000
NON-CURRENT DEFERRED TAX LIABILITY	59,625	64,663
DEFERRED RENT, less current portion	206,975	206,975
Total liabilities	33,413,532	32,805,836

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, 50,000,000 shares
authorized, 5,000,000 shares issued and outstanding	50,000	50,000
Additional paid-in capital	15,309,746	15,263,457
Retained earnings	367,959	—
Total shareholders’ equity	15,727,705	15,313,457

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,141,237	$48,119,293

The accompanying footnotes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.

UNAUDITED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2007	2006
Net sales	$23,539,873	$20,740,623
Cost of sales	20,099,238	17,810,010
Gross profit	3,440,635	2,930,613
Operating expenses (including $0 and $120,000 to Zunicom,
Inc.)	2,636,510	2,175,042
Operating income	804,125	755,571
Other income (expense)
Interest expense (including $86,548 and $0 to Zunicom, Inc.)	(367,089)	(181,880)
Interest income	172,914	1,143
Total other expense	(194,175)	(180,737)
Income before provision for income taxes	609,950	574,834
Provision for income taxes	(241,991)	(237,029)

Net income	$367,959	$337,805
Net income per share
Basic	$0.07	$0.11
Diluted	$0.07	$0.11
Weighted average shares outstanding
Basic	5,000,000	3,000,000
Diluted	5,000,870	3,000,000

The accompanying footnotes are an integral part of these financial statements.

     UNIVERSAL POWER GROUP, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$367,959	$337,805
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization of property and equipment	44,171	39,841
Provision for bad debts	9,476	14,257
Provision for obsolete inventory	30,000	30,000
Deferred income taxes	(2,070)	(72,409)
Stock-based compensation	46,289	—
Change in operating assets and liabilities:
Accounts receivable – trade	(939,828)	(3,340)
Accounts receivable – other	(314,610)	189
Inventories	312,750	156,829
Prepaid expenses and other current assets	(186,991)	159,172
Other assets	(43,750)	1,850
Accounts payable	(746,024)	(3,595,430)
Accrued liabilities	310,597	361,713
Due to Zunicom, Inc	186,617	280,090
Deferred rent	(12,413)	42
Net cash used in operating activities	(937,827)	(2,289,391)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(69,319)	(7,457)

CASH FLOWS FROM FINANCING ACTIVITIES
Net activity on line of credit	1,066,000	2,534,453
Payments on capital lease obligations	(5,426)	(5,143)
Payment of dividends to Zunicom, Inc	—	(276,000)
Net cash provided by financing activities	1,060,574	2,253,310

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	53,428	(43,538)
Cash and cash equivalents at beginning of period	13,036,447	176,295

Cash and cash equivalents at end of period	$13,089,875	$132,757

SUPPLEMENTAL DISCLOSURES
Interest paid	$367,089	$181,880

Income taxes paid	$21,408	$3,852

The accompanying footnotes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three month period ended March 31, 2007. The results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited financial statements included in this filing should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncement

     In January 2007, we adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. We did not recognize any adjustments to our financial statements as a result of our implementation of FIN 48.

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (SFAS 159). This standard allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The provisions of this standard are effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating what effect the adoption of SFAS 159 will have on its financial statements.

NOTE B – ORGANIZATION

     Universal Power Group, Inc. (“UPG” or the “Company”), a Texas corporation, is a distributor and supplier to a diverse and growing range of industries of portable power and related synergistic products, a provider of third-party fulfillment and logistics services and a custom battery pack assembler. The Company’s primary logistics center is located in Carrollton, Texas and regional logistic centers are located in Oklahoma City, Oklahoma and Las Vegas, Nevada. The Company’s customers are primarily located in the United States. However, a small portion of the Company’s sales are to customers located in the United Kingdom, Australia, Ireland, China and Canada. The Company’s growth strategy is to further develop new business in Europe and Latin America and to establish logistics centers in strategic domestic and global locations to service these accounts.

NOTE C – STOCK-BASED COMPENSATION

     At March 31, 2007, common shares reserved for future issuance include 1,250,000 shares issuable under the 2006 Stock Option Plan, 20,000 shares issuable for services rendered and 300,000 shares issuable upon exercise of outstanding warrants. At March 31, 2007, there are 1,227,500 options outstanding under the 2006 Stock Option Plan, and 22,500 options are available for future grants.

     Stock-based compensation expense recognized in the statement of income for the three months ended March 31, 2007 includes compensation expense for fully vested and the amortization of partially vested stock-based payment awards granted prior to March 31, 2007.

Valuation Assumptions

     There were no options granted during the three months ended March 31, 2006 or outstanding at March 31, 2006. The fair values of option awards were estimated at the grant date using a Black-Scholes option pricing model with the following assumptions for the three months ended March 31, 2007:

For the Three Months
Ended March 31, 2007

Weighted average grant date fair value	$1.15
Weighted average assumptions used:
Expected dividend yield	0.00%
Risk-free interest rate	4.57%
Expected volatility	17.00%
Expected life (in years)	5

NOTES TO UNAUDITED FINANCIAL STATEMENTS — CONTINUED

NOTE C – STOCK-BASED COMPENSATION (CONTINUED)

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

     The Company has elected to use the calculated value method to account for options granted in the three month period ended March 31, 2007. As there was no significant active market for the Company’s common shares prior to the three month period ended March 31, 2007, the Company used historical volatility of the Dow Jones Small Cap Non-Durable Household Companies, which is representative of the Company’s size and industry. The Company has used the historical closing values of that index to estimate volatility which was calculated at 17%. The expected term considers the contractual term of the option as well as expectations for exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

Summary and Activity

Stock option activity under our 2006 stock option plan was as follows:

		Weighted Average
	Number of Shares	Exercise Price
Options outstanding at January 1, 2007	1,187,500	$7.00
Granted	40,000	$4.48
Exercised	—	$—
Canceled, forfeited or expired	—	$—
Options outstanding at March 31, 2007	1,227,500	$6.92

The following table summarizes stock options outstanding under our 2006 stock option plan at March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted Average
	Number of	Remaining
	Options	Contractual Life	Weighted Average	Number of Options	Weighted Average
Range of Exercise Prices	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$4.48	40,000	9.75	$4.48	40,000	$4.48
$7.00	1,187,500	9.75	$7.00	1,187,500	$7.00
$4.48 - $ 7.00	1,227,500	9.75	$6.92	1,227,500	$6.92

     At March 31, 2007, the aggregate intrinsic value of options outstanding was $18,800 and the aggregate intrinsic value of options exercisable was $18,800. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the quoted price.

     At March 31, 2007, all outstanding options were fully vested.

Other Stock Options

     For services rendered in connection with its December 2006 IPO, the Company issued stock options on March 21, 2007 to purchase 20,000 shares of the Company’s common stock at an exercise price of $7.00 per share vesting over the next three years and expiring December 19, 2016. These stock options were valued at approximately $6,300 using the Black-Scholes model and were unexercised as of March 31, 2007.

NOTE D - NET INCOME PER SHARE

     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period.

     Diluted net income per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding for the period. The Company’s common stock equivalents include all common stock issuable upon the exercise of outstanding stock options and warrants.

     For the three month period ended March 31, 2007, the dilutive effect of 40,000 stock options are included in the diluted net income per share calculation. 1,207,500 stock options and 300,000 warrants are exluded from the calculation as they are antidilutive. For the three month period ended March 31, 2006, the Company had no common stock equivalents.

NOTE E - LINE OF CREDIT

     The Company has a $16 million line of credit with Compass Bank that originally expired May 5, 2007 but has been extended for 45 days to June 19, 2007. The interest on the first $6,000,000 of borrowings is fixed at 6.99% . Borrowings in excess of $6,000,000 have interest at LIBOR plus 2.5% . At March 31, 2007 that rate was 7.82% . The line of credit is due on demand and is secured by accounts receivable, inventories, and equipment. The line's

NOTES TO UNAUDITED FINANCIAL STATEMENTS — CONTINUED

NOTE E - LINE OF CREDIT (CONTINUED)

availability is based on a borrowing formula, which allows for borrowings equal to 85% of UPG’s eligible accounts receivable and a percentage of eligible inventory. In addition, UPG must maintain certain financial covenants including ratios on fixed charge coverage and minimum tangible net worth, as well as, maximum debt to tangible net worth and an interest coverage ratio. The advance formula referenced in the Security Agreement as the “Borrowing Base” is modified as follows: eighty-five percent (85.0%) of the outstanding value of Borrower’s Eligible Accounts Receivable (as defined in the Security Agreement), plus fifty percent (50.0%) of the value of Borrower’s Eligible Inventory (as defined in the Security Agreement). Advances against Borrower’s Eligible Inventory shall not exceed the lesser of (a) $8,500,000 or (b) an amount equal to the product of (i) one and one-half (1.5), multiplied by (ii) eighty-five percent (85%) of the outstanding value of Borrower’s Eligible Accounts Receivable at any one time outstanding. At March 31, 2007, $15,639,595 was outstanding under the line of credit and $38,480 remained available for borrowings under the line of credit based on the borrowing formula.

NOTE F – CONCENTRATIONS

     A significant portion of UPG’s business is with one major customer, Brink’s Home Security, which represented approximately 42% and 53% of UPG’s revenues for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, UPG had aggregate accounts receivable from this customer in the amount of $4,058,805. Through the date of this report, substantially this entire amount has been collected.

NOTE G – LEGAL PROCEEDINGS

     The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows. However, there can be no assurance that such legal proceedings will not have a material impact.

NOTE H – SUBSEQUENT EVENTS

     The original due date of our line of credit was May 5, 2007. Compass Bank has extended the due date to June 19, 2007 in order to complete negotiations of the final terms.

Item 2. Management's discussion and analysis of financial condition and results of operations

     The following discussion and analysis should be read in conjunction with our unaudited interim financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. These statements include, without limitation, statements concerning our potential operations and results of operations. Our actual results could differ materially from those discussed in this Form 10-Q. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations For Period Ending March 31, 2007 Compared to March 31, 2006

     Revenues

     For the three month period ended March 31, 2007, we had revenues of $23,500,000 compared to $20,700,000 for the similar period in 2006, an increase of $2,800,000 or 13.5% . Revenues from Brinks Home Security and its authorized dealers in the quarter were $12,500,000 compared to $13,000,000 from the first quarter of 2006, a decrease of 4%. As most of our Brinks business is related to residential security systems, this decrease is primarily attributable to the overall slowdown in the residential construction industry. On the other hand, revenues from other customers increased from $7,700,000 in the first quarter of 2006 to $11,500,000 in the first quarter of 2007, an increase of 43%. We attribute this increase to existing and new accounts. We experienced price increases in certain battery and battery-related products as a result of increases in the cost of lead and copper. However, we were able to pass these increases along to our customers. We anticipate continued growth in revenue from the sales of battery, battery-powered product lines and new products. We also anticipate that sales to Brinks will grow in future periods due to Brinks growing inventory requirements in commercial markets.

     Cost of Revenues

     For the three month period ended March 31, 2007, our cost of revenues increased to $20,100,000 compared to $17,800,000 for the similar period in 2006, an increase of $2,300,000 or 12.9% . Cost of revenues as a percentage of revenues was slightly lower at 85.4% compared to 85.9% for the similar period in 2006. We continue to monitor customer and vendor pricing due to raw material cost increases, which are expected to continue in the near future.

     Operating Expenses

     For the three month period ended March 31, 2007, our operating expenses, consisting of selling, general and administrative expenses as well as depreciation and amortization of property and equipment, increased approximately $460,000 or 21% to approximately $2,640,000 from $2,180,000 for the similar period in 2006. Of this increase, approximate amounts totaling $200,000 were attributable to salaries and other employee compensation expenses due to overall growth, $46,000 for non-cash stock-based compensation, $163,000 for legal, filing, communication and other costs associated with being a reporting company, $80,000 in facility related costs, $59,000 in travel, trade shows and related costs, $22,000 in warehouse related expenses, $21,000 in additional bank fees and $12,000 in various insurance costs, offset primarily by reductions of $120,000 in management fees paid to our former parent for providing some of the services we are now paying for directly, and approximately $29,000 in various outside contractor services.

     For the three month period ending March 31, 2007 we incurred approximately $50,000 in depreciation and amortization expense compared to $40,000 in the 2006 period.

     Interest Expense and Income

     Our interest expense totaled approximately $367,000 for the three month period ended March 31, 2007 compared to $182,000 for the similar period in 2006, an increase of approximately $185,000. The increase is due to the interest payable on notes having an aggregate principal amount of $5,850,000 held by our former parent, Zunicom, Inc., and increased borrowings under the line of credit at a higher interest rate. The average outstanding loan balance on the line of credit for the 2007 and 2006 periods was $13,700,000 and $10,900,000, respectively and the weighted average interest rates during the two periods was 7.82% and 7.13%, respectively.

     Our interest income totaled approximately $173,000 in the first quarter of 2007 compared to $1,000 for the first quarter of 2006. This is due to the IPO funds being maintained in short term investments.

     Liquidity

     We had cash and cash equivalents of approximately $13,000,000 and $133,000 at March 31, 2007 and 2006, respectively. The increase is primarily attributable to the proceeds from our initial public offering that was consummated in December 2006.

     For the three month period ended March 31, 2007, net cash used in operating activities was approximately $938,000 compared to $2,300,000 for the three month period ended March 31, 2006. The net cash used in operating activities is due primarily to approximate increases of $940,000 in our accounts receivable – trade, $315,000 in other receivables, $187,000 in prepaid expenses and other current assets, $44,000 in other assets, net reductions in accounts payable and accrued liabilities of $435,000, $12,000 in deferred rent, offset by approximate decreases of $313,000 in inventories and $187,000 in our former parent receivable.

     Cash used in investing activities for the three month period ended March 31, 2007, was approximately $69,000 compared to $7,000 for the similar period in 2006. The cash used in 2007 and 2006 was related to the purchases of property and equipment.

     Net cash provided by financing activities for the three month period ended March 31, 2007 was approximately $1,061,000 compared to $2,253,000 for the similar period in 2006. The net cash provided by financing activities for 2007 was primarily comprised of net borrowings on our line of credit of $1,066,000 offset by payments on lease obligations of approximately $5,000.

     The Company has a $16 million line of credit with Compass Bank that originally expired May 5, 2007 but has been extended for 45 days to June 19, 2007. The interest on the first $6,000,000 of borrowings is fixed at 6.99% . Borrowings in excess of $6,000,000 have interest at LIBOR plus 2.5% . At March 31, 2007 that rate was 7.82% . The line of credit is due on demand and is secured by accounts receivable, inventories, and equipment. The line's availability is based on a borrowing formula, which allows for borrowings equal to 85% of UPG’s eligible accounts receivable and a percentage of eligible inventory. In addition, UPG must maintain certain financial covenants including ratios on fixed charge coverage and minimum tangible net worth, as well as, maximum debt to tangible net worth and an interest coverage ratio. The advance formula referenced in the Security Agreement as the “Borrowing Base” is modified as follows: eighty-five percent (85.0%) of the outstanding value of Borrower’s Eligible Accounts Receivable (as defined in the Security Agreement), plus fifty percent (50.0%) of the value of Borrower’s Eligible Inventory (as defined in the Security Agreement). Advances against Borrower’s Eligible Inventory shall not exceed the lesser of (a) $8,500,000 or (b) an amount equal to the product of (i) one and one-half (1.5), multiplied by (ii) eighty-five percent (85%) of the outstanding value of Borrower’s Eligible Accounts Receivable at any one time outstanding. At March 31, 2007, $15,639,595 was outstanding under the line of credit and $38,480 remained available for borrowings under the lie of credit based on the borrowing formula.

     We believe that cash provided by operations and cash available under our line of credit, which is being renewed, will be sufficient to meet our operational needs over the next year.

Item 3. Quantitative and qualitative disclosures about market risk

     Foreign Currency Exchange

     Our customers are primarily located in the U.S. However, many of our suppliers are located outside the U.S. and our financial results could be impacted by foreign currency exchange rates and market conditions abroad. However, the aggregate impact of any likely exchange rate fluctuations would be immaterial as most payments are made in U.S. dollars. We have not used derivative instruments to hedge our foreign exchange risks though we may choose to do so in the future.

     Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. The effect of foreign exchange rate fluctuations on us during three month period ended March 31, 2007 was not material.

     Interest Rates

     Our exposure to market rate risk for changes in interest rates relates primarily to the Company’s line of credit. A portion of the outstanding borrowings on the line of credit bear interest at LIBOR plus 2.5% . A change in the LIBOR would have a material effect on interest expense.

Item 4. Controls and procedures

     Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors

     There are no material changes to the risk factors set forth in Item 1A of Part 1 of our Form 10-K for the year ended December 31, 2006 filed with the U.S. Securities and Exchange Commission on March 30, 2007 except as follows.

     The risk factor immediately following, which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, has been modified to provide additional disclosure related to changes since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2006. See Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2006 for an expanded description of other risks we face under “Other Risk Factors.”

     The Company has experienced significant increases in raw material prices, particularly lead, and further changes in the prices of raw materials or in energy costs could have a material adverse impact on the Company.

     Lead is the primary material by weight used in the manufacture of batteries, representing approximately one-third of the Company’s cost of goods sold. Average lead prices quoted on the London Metal Exchange (“LME”) have risen dramatically. If the Company is unable to increase the prices of its products proportionate to the increase in raw material costs, the Company’s gross margins will decline. The Company cannot provide assurance that it will be able to pass on these costs to its customers. Increases in the Company’s prices could also cause customer demand for the Company’s products to be reduced and net sales to decline. The rising cost of lead requires the Company to make significant investments in inventory and accounts receivable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Our initial public offering was declared effective on December 20, 2006. In the offering, we received net proceeds of approximately $12 million. We have used proceeds totaling approximately $310,000 implementing our new warehouse management system and $50,000 for new product development As of March 31, 2007 the remaining approximately $11.6 million in net proceeds were held in short-term investments in the form of cash in interest bearing accounts. We have made no direct or indirect payments to any directors or officers from the proceeds.

     In Mach 2007, we granted options to purchase 20,000 shares of our common stock to Morse, Zelnick, Rose & Lander, LLP, our corporate and securities laws counsel. The options have an exercise price of $7.00 per share and vest ratably over a three-year period beginning March 21, 2007. These options were not granted under our Stock Option Plan.

Item 6. Exhibits

The following exhibits are furnished as part of this report or incorporated herein as indicated.

Exhibit No.			Description
3	(i)	Amended and Restated Certificate of Formation (including Amended and Restated Articles of Incorporation) (1)
3	(ii)	Amended and Restated Bylaws (1)
4.1		Specimen stock certificate (1)
4.2		Form of representatives’ warrant (1)
10.1	(a)	Form of 2006 Stock Option Plan (1)
10.1	(b)	Form of Stock Option Agreement (1)
10.1	(c)	Amended Option Plan Incorporated from S-8 (3)
10.2		Form of Randy Hardin Employment Agreement (1)(2)
10.3		Form of Ian Edmonds Employment Agreement (1)(2)
10.4		Form of Mimi Tan Employment Agreement (1)(2)
10.5		(a) Revolving Credit and Security Agreement with Compass Bank (1)
(b) Renewal and Modification Agreement, dated March 23, 2006 (1)
(c) Renewal and Modification Agreement, dated April 18, 2006 (1)
(d) First Amendment to Master Revolving Promissory Note (1)
10.6		Purchase Agreement, dated June 1, 2004, with Brinks Home Security (1)
10.7		Real Property Lease for 1720 Hayden Road, Carrollton, Texas (1)
10.8		Real Property Lease for 11605-B North Santa Fe, Oklahoma City, Oklahoma (1)
10.9		Real Property Lease for Las Vegas, Nevada (1)
10.10		Agreement with Import Consultants (1)
10.11	(a)	Form of Promissory Note in the amount of $2,850,000 payable to Zunicom (1)
10.11	(b)	Form of Promissory Note in the amount of $3,000,000 payable to Zunicom (1)
10.12		Director-Nominee Consents
		a)	Leslie Bernhard(1)
		b)	Marvin I. Haas(1)
		c)	Garland P. Asher(1)
		d)	Robert M. Gutkowski(1)
10.13		Third Party Logistics & Purchase Agreement, dated as of November 20, 2006, with Brinks Home Security (1)
14.1		Code of Ethics*
21.1		Subsidiaries**
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
**	UPG does not have any significant subsidiaries.
(1)	Incorporated by reference to the Exhibit with the same number to UPG’s Registration Statement on Form S-1 (SEC File No. 333-137265) effective as of December 20, 2006.
(2)	Management contract, compensation plan or arrangement.
(3)	Incorporated by reference to our Registration Statement on Form S-8 (SEC Registration Number 333-_______) filed by us on May 8, 2007.

SIGNATURES

     Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, Thereunto duly authorized.

Universal Power Group, Inc.

Date: May 15, 2007	/s/ Randy Hardin
Randy Hardin
President and Chief Executive Officer

Date: May 15, 2007	/s/ Julie Sansom-Reese
Julie Sansom-Reese
Chief Financial Officer
(principal financial and accounting officer)