Form 10-Q
period 2007-06-30
UNIVERSAL POWER GROUP INC.
filed 2007-08-13
CIK 1372000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐                  No ☑

     As of July 27, 2007, 5,000,000 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UNIVERSAL POWER GROUP, INC.

UNAUDITED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2007	2006

CURRENT ASSETS
Cash and cash equivalents	$13,282,195	$13,036,447
Accounts receivable:
Trade, net of allowance for doubtful accounts of $144,257 and $114,257	12,012,917	10,171,055
Other (including $0 and $186,617 from related parties)	329,484	211,854
Inventories – finished goods, net of allowance for obsolescence of $260,715 and $200,715	23,576,890	22,571,534
Current deferred tax asset	1,173,267	1,087,163
Prepaid expenses and other current assets	1,275,857	571,073
Total current assets	51,650,610	47,649,126

PROPERTY AND EQUIPMENT
Machinery and equipment	713,672	595,902
Furniture and fixtures	313,522	288,457
Leasehold improvements	188,691	188,691
Vehicles	151,598	151,598
	1,367,483	1,224,648
Less accumulated depreciation and amortization	(878,918)	(787,554)

Net property and equipment	488,565	437,094

OTHER ASSETS	70,573	33,073

TOTAL ASSETS	$52,209,748	$48,119,293

The accompanying footnotes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.

UNAUDITED BALANCE SHEETS (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	December 31,
	2007	2006

CURRENT LIABILITIES
Line of credit	$14,982,105	$14,573,595
Accounts payable	13,629,361	11,529,002
Accrued liabilities	1,007,822	540,839
Current portion of capital lease obligations	13,745	18,726
Current portion of deferred rent	14,155	15,423
Total current liabilities	29,647,188	26,677,585

CAPITAL LEASE OBLIGATIONS, less current portion	666	6,613
NOTES PAYABLE TO ZUNICOM, INC	5,850,000	5,850,000
NON-CURRENT DEFERRED TAX LIABILITY	56,743	64,663
DEFERRED RENT, less current portion	193,216	206,975
Total liabilities	35,747,813	32,805,836

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding	50,000	50,000
Additional paid-in capital	15,310,273	15,263,457
Retained earnings	1,101,662	—
Total shareholders’ equity	16,461,935	15,313,457

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$52,209,748	$48,119,293

The accompanying footnotes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.

UNAUDITED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$26,403,048	$23,504,176	$49,942,922	$44,244,799
Cost of sales	22,258,190	20,236,158	42,357,431	38,046,168
Gross profit	4,144,858	3,268,018	7,585,491	6,198,631
Operating expenses (including $0, $120,000, $0 and
$240,000 to Zunicom, Inc.)	2,699,388	2,390,931	5,335,898	4,565,973
Operating income	1,445,470	877,087	2,249,593	1,632,658
Other income (expense)
Interest expense (including $87,510, $0, $174,058
and $0 to Zunicom, Inc.)	(365,165)	(220,874)	(732,254)	(402,754)
Interest income	167,377	7,620	340,291	8,763
Total other expense	(197,788)	(213,254)	(391,963)	(393,991)
Income before provision for income taxes	1,247,682	663,833	1,857,630	1,238,667
Provision for income taxes	(513,977)	(287,730)	(755,968)	(524,759)

Net income	$733,705	$376,103	$1,101,662	$713,908
Net income per share
Basic	$0.15	$0.13	$0.22	$0.24
Diluted	$0.15	$0.13	$0.22	$0.24
Weighted average shares outstanding
Basic	5,000,000	3,000,000	5,000,000	3,000,000
Diluted	5,002,114	3,000,000	5,005,707	3,000,000

The accompanying footnotes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,101,662	$713,908
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment	103,864	81,059
Provision for bad debts	55,034	63,745
Provision for obsolete inventory	60,000	90,000
Deferred income taxes	(94,024)	(105,921)
Stock-based compensation	46,816	—
Change in operating assets and liabilities:
Accounts receivable – trade	(1,896,896)	(1,441,426)
Accounts receivable – other	(304,246)	(30,141)
Inventories	(1,065,356)	1,972,018
Prepaid expenses and other current assets	(717,284)	188,954
Other assets	(37,500)	1,850
Accounts payable	2,100,359	(4,934,405)
Accrued liabilities	466,983	474,080
Due from Zunicom, Inc	186,617	635,363
Deferred rent	(15,027)	(10,002)
Net cash used in operating activities	(8,998)	(2,300,918)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(142,836)	(54,849)

CASH FLOWS FROM FINANCING ACTIVITIES
Net activity on line of credit	408,510	3,412,528
Payments on capital lease obligations	(10,928)	(10,348)
Payment of dividends to Zunicom, Inc	—	(545,180)
Net cash provided by financing activities	397,582	2,857,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	245,748	501,233
Cash and cash equivalents at beginning of period	13,036,447	176,295

Cash and cash equivalents at end of period	$13,282,195	$677,528

SUPPLEMENTAL DISCLOSURES
Interest paid	$732,254	$402,754

Income taxes paid	$524,960	$74,250

The accompanying footnotes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three and six month periods ended June 30, 2007. The results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited financial statements included in this filing should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2006.

     Recent Accounting Pronouncement

     In January 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The Company did not recognize any adjustments to the financial statements as a result of our implementation of FIN 48.

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

NOTE B - ORGANIZATION

     Universal Power Group, Inc. (“UPG” or the “Company”), a Texas corporation, is a distributor and supplier to a diverse and growing range of industries of portable power and related synergistic products, a provider of third-party fulfillment and logistics services and a custom battery pack assembler. The Company’s primary logistics center is located in Carrollton, Texas and regional logistic centers are located in Oklahoma City, Oklahoma and Las Vegas, Nevada. The Company’s customers are primarily located in the United States. However, a portion of the Company’s sales are to customers located in the United Kingdom, Australia, Ireland, China and Canada. The Company’s growth strategy is to further develop new business in Europe and Latin America and to establish logistics centers in strategic domestic and global locations to service these accounts.

NOTE C – STOCK-BASED COMPENSATION

     At June 30, 2007, common shares reserved for future issuance include 1,500,000 shares issuable under the 2006 Stock Option Plan, 20,000 shares issuable upon exercise of options not granted under the 2006 Stock Option Plan and 300,000 shares issuable upon exercise of outstanding warrants. At June 30, 2007, there are 1,227,500 options outstanding under the 2006 Stock Option Plan, and 272,500 options are available for future grants.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

NOTE C – STOCK-BASED COMPENSATION (CONTINUED)

     Stock-based compensation expense recognized in the statement of income for the three and six months ended June 30, 2007 includes compensation expense for fully vested and the amortization of partially vested stock-based payment awards granted prior to June 30, 2007.

     On June 25, 2007 the Company’s former parent, Zunicom, Inc. (“Zunicom”), issued 645,133 shares of restricted stock to certain employees of UPG for past and future services. The Company determined the fair value of the shares at the issue date to be approximately $377,000. UPG is amortizing the fair value as an compensation expense over the 48 month vesting period in accordance with EITF Issue No. 00-12 “Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee” and FASB 123(R) “Share-Based Payment”.

     Valuation Assumptions

     There were no options granted during the three and six months ended June 30, 2006 or outstanding at June 30, 2006. There were no options granted during the three months ended June 30, 2007. The fair values of option awards were estimated at the grant date using a Black-Scholes option pricing model with the following assumptions for the six months ended June 30, 2007:

For the Six Months Ended
June 30, 2007

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

     The Company has elected to use the calculated value method to account for options granted in the six month period ended June 30, 2007. As there was no significant active market for the Company’s common shares prior to the six month period ended June 30, 2007, the Company used historical volatility of the Dow Jones Small Cap Non-Durable Household Companies, which is representative of the Company’s size and industry. The Company has used the historical closing values of that index to estimate volatility, which was calculated at 17%. The expected term considers the contractual term of the option as well as expectations for exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

     Summary and Activity

     Stock option activity under our 2006 Stock Option Plan was as follows:

		Weighted Average
	Number of Shares	Exercise Price
Options outstanding at January 1, 2007	1,187,500	$7.00
Granted	40,000	$4.48
Exercised	—	$—
Canceled, forfeited or expired	—	$—
Options outstanding at June 30, 2007	1,227,500	$6.92

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

NOTE C – STOCK-BASED COMPENSATION (CONTINUED)

     The following table summarizes stock options outstanding under our 2006 Stock Option Plan at June 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted Average
	Number of	Remaining
	Options	Contractual Life	Weighted Average	Number of Options	Weighted Average
Range of Exercise Prices	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$4.48	40,000	9.48	$4.48	40,000	$4.48
$7.00	1,187,500	9.48	$7.00	1,187,500	$7.00
$4.48 - $ 7.00	1,227,500	9.48	$6.92	1,227,500	$6.92

     At June 30, 2007, the aggregate intrinsic value of options outstanding and exercisable was $4,800. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the quoted price.

     At June 30, 2007, all outstanding options were fully vested.

Other Stock Options

     On March 21, 2007, the Company issued stock options to non-employees to purchase 20,000 shares of the Company’s common stock at an exercise price of $7.00 per share vesting over the next three years and expiring December 19, 2016. These stock options were valued at approximately $6,300 using the Black-Scholes model and were unexercised as of June 30, 2007.

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

     For the three and six month periods ended June 30, 2007, the dilutive effect of 40,000 stock options are included in the diluted net income per share calculation. 1,207,500 stock options and 300,000 warrants are excluded from the calculation as they are antidilutive. For the three and six month periods ended June 30, 2006, the Companay had no common stock equivalents.

NOTE E - LINE OF CREDIT

     The Company’s line of credit with Compass Bank has been increased to $30 million effective as of June 19, 2007 (see NOTE H - SUBSEQUENT EVENTS). The amended facility bears interest at LIBOR Index Rate plus a sliding range from 1.25% to 2.50% based on quarterly covenant performance. At June 30, 2007 that rate was 7.82% . The line of credit is due on demand and is secured by accounts receivable, inventories, and equipment. The line's availability is based on a borrowing formula, which allows for borrowings equal to 85% of UPG’s eligible accounts receivable and a percentage of eligible inventory. In addition, UPG must maintain certain financial covenants including ratios on funded debt to EBITDA, as well as a fixed charge ratio. The advance formula referenced in the Amended and Restated Revolving Credit and Security Agreement (“Credit Agreement”) as the “Borrowing Base” is eighty-five percent (85.0%) of the outstanding value of Borrower’s Eligible Accounts Receivable plus fifty percent (50.0%) of the value of Borrower’s Eligible Inventory (as defined in the Credit Agreement). Advances against Borrower’s Eligible Inventory shall not exceed the lesser of (a) $30,000,000 or (b) an amount equal to the product of (i) one and one-half (1.5), multiplied by (ii) eighty-five percent (85%) of the outstanding value of Borrower’s Eligible Accounts Receivable at any one time outstanding. At June 30, 2007, $14,982,105 was outstanding under the line of credit and $1,017,895 remained available for borrowings under the line of credit based on the borrowing formula. The amended and restated revolving credit line was executed July 30, 2007 but had an effective date of June 19, 2007. As a result, UPG was in violation of a financial covenant. The bank has waived the Events of Default as of June 30, 2007.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

NOTE F - CONCENTRATIONS

     A significant portion of UPG’s business is with one major customer, Brink’s Home Security, which represented approximately 53% and 58% of UPG’s revenues for the three months ended June 30, 2007 and 2006, respectively, and approximately 53% and 60% of UPG’s revenues for the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007, UPG had aggregate accounts receivable from this customer in the amount of $4,152,409. Through the date of this report, substantially this entire amount has been collected.

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

NOTE H – SUBSEQUENT EVENTS

     On July 30, 2007 the Company executed its amended revolving credit facility with Compass Bank with an effective date June 19, 2007 and increased its previous $16 million line of credit (See NOTE E – LINE OF CREDIT) to $30 million.

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

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the current view about future events and financial performance based on certain assumptions. They include opinions, forecasts, projections, assumptions, guidance, expectations, beliefs or other statements that are not statements of historical fact. In some cases, forward-looking statements can be identified by words such as “may”, “can”, “will”, “should”, “could”, “expects”, “hopes”, “believes”, “plans”, “anticipates”, “estimates”, “predicts”, “projects”, “potential”, “intends”, “approximates” or the negative or other variation of such terms and other comparable expressions. Forward-looking statements in this Report may include statements about:

  future financial and operating results, including projections of revenues, income, expenditures, cash balances and other financial items;

  our capital requirements and the need for additional financing;

  our ability to acquire new customers or expand our relationships with our existing customers;

  our ability to successfully consummate financing and merger and acquisition transactions;

  our ability to protect our intellectual property rights and secure the right to use other intellectual property that we deem to be essential to the conduct of our business;

  the outcome of various regulatory and legal proceedings in which we are currently involved;

  our ability to execute our growth and expansion and acquisition strategies;

  current and future economic and political conditions;

  overall industry and market performance;

  competition;

  management’s goals and plans for future operations; and

  management’s goals and plans for future operations; and

  other assumptions described in this Report underlying or relating to any forward-looking statements

     The forward-looking statements in this Report are only predictions. Actual results could, and likely will, differ materially from these forward-looking statements for many reasons, including the risks described under “Risk Factors” in our Annual Report on form 10-K for the year ended December 31, 2006 filed with the SEC. No guarantee about future results, performance or achievements can be made. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

     During the second quarter of 2007, our net income rose 95% to $733,700 compared to $376,100 for the second quarter of 2006.

     Gross margin also rose as a percentage of revenues for the three months ended June 30, 2007 to 15.7% compared to 13.9% in the comparable period in 2006. The increase in gross margin reflects product mix improvement as well as price increases to offset higher raw material costs. Growth in our higher margin business for the second quarter was driven 70% by volume and 30% by price increases and 55% by volume and 45% by price increases for the six month period The industry is experiencing unprecedented volatility in certain raw materials such as lead, copper and zinc as raw material prices have continued to increase during the second quarter of 2007. We are recovering these increases from our customers, wherever possible. Currently, there is no indication that we will not be able to obtain supplies of all the materials that we require. Our gross margins will continue to be a challenge unless prices for raw materials stabilize.

     Revenues in the second quarter of 2007 rose 12.3% to $23.4 million, compared to $23.5 million for the second quarter of 2006. Second quarter 2007 revenues from sources other than Brinks Home Security (“Brinks”) rose 26.1% to $12.4 million from $9.8 million in the second quarter of 2006, reflecting growth of new and existing customer accounts as well as price increases implemented by us to offset higher costs of goods sold. Second quarter revenues from Brinks increased to $14.0 million, up 2.4% compared to $13.7 million in the second quarter of 2006. This modest increase partially reflects slower growth in the residential housing market.

     Revenues and net income have risen 12.9% and 54.3%, respectively, for the six months ended June 30, 2007, reflecting the results of ongoing strength in our business and successful execution of our growth strategy. Based on our performance through the first two quarters of 2007, and with some stability returning to our volatile raw material costs, it is expected we will meet or exceed our previous guidance of 10% growth in revenues and operating income for 2007.

     We have evaluated and continue to evaluate acquisition candidates that will be accretive to earnings and/or will enhance our competitive position. Also, our line of credit was recently increased to $30 million from $16 million. Our cash position and available credit line allows us significant flexibility to structure acquisitions and implement our other expansion initiatives. These factors, along with controlling discretionary expenditures, should provide sufficient cash flow to enable the Company to meet all its existing obligations.

     Recently we announced the launch of a new distribution center located in Columbus, Georgia.

     During the second quarter of 2007 we initiated our Sarbanes-Oxley 404 compliance plan and will begin incurring related costs during the third quarter of 2007.

     A more detailed analysis of our results of operations and financial condition follows:

Results of Operations For Period Ending June 30, 2007 Compared to June 30, 2006

     For the three months ended June 30, 2007 and 2006:

     Revenues

     For the three month period ended June 30, 2007, we had revenues of approximately $26,403,000 compared to $23,504,000 for the similar period in 2006, an increase of $2,899,000 or 12.3%. Revenues from Brinks Home Security for the three month period were approximately $13,991,000 compared to $13,663,000 for the similar period in 2006, an increase of 2.4%. As most of our Brinks business is related to residential security systems, this modest increase partially reflects slower growth in the residential housing market. However, revenues from other customers for the three months ended June 30, 2007 increased to approximately $12,412,000 in 2007 from $9,841,000 in 2006, or 26.1%. We attribute this increase to more focused marketing to existing and new accounts. In addition, we continued to experience price increases in certain battery and battery-related products as a result of increases in the cost of lead and copper which we were able to successfully pass along to our customers. We anticipate continued growth in revenue from the sales of battery, battery-powered product lines and new products. We also anticipate that sales to Brinks will grow in future periods due to Brinks growing commercial inventory requirements.

     Cost of Revenues

     For the three month period ended June 30, 2007, our cost of revenues increased to approximately $22,258,000 compared to $20,236,000 for the similar period in 2006, an increase of $2,022,000 or 10.0%. Cost of revenues as a percentage of revenues was slightly lower in the 2007 period at 84.3% compared to 86.1% for the similar 2006 period. We continue to monitor customer and vendor pricing due to raw material cost increases, which are expected to continue in the near future.

     Operating Expenses

     For the three month period ended June 30, 2007 our operating expenses, consisting of selling, general and administrative expenses as well as depreciation and amortization of property and equipment, increased approximately $308,000 or 12.9% to $2,699,000 from $2,391,000 for the similar period in 2006. Of this increase, approximate amounts totaling $154,000 were attributable to salaries and other employee compensation expenses due to overall growth, $100,000 for legal, filing, communication and other costs associated with being a reporting company, $52,000 in facility related costs, $42,000 in travel, trade shows and related costs, $20,000 in warehouse related expenses, $19,000 in additional bank fees and $9,000 in various insurance costs and $108,000 in other corporate costs, offset primarily by reductions of $120,000 in management fees and approximately $29,000 in various outside contractor services.

     For the three month period ending June 30, 2007 we incurred approximately $47,000 in depreciation and amortization expense compared to $41,000 for the similar period in 2006.

     Interest Expense and Income

     Our interest expense totaled approximately $365,000 and $221,000 for the three month periods ended June 30, 2007 and 2006, respectively, an increase of approximately $144,000. The increase is due to the interest payable on notes having an aggregate principal amount of $5,850,000 held by our former parent, Zunicom, Inc., and increased borrowings under the line of credit at a higher interest rate. The average outstanding loan balance on the line of credit was $15,100,000 and $12,800,000, respectively for the three month periods ending June 30, 2007 and 2006. The weighted average interest rate during the periods was 7.82% and 7.61%, respectively for 2007 and 2006.

     Our interest income totaled approximately $167,000 and $7,000 for the three month periods ending June 30, 2007 and 2006, respectively. The increase is due to funds raised during our initial public offering being maintained in short term investments.

     For the six months ended June 30, 2007 and 2006:

     Revenues

     For the six month period ended June 30, 2007, we had revenues of approximately $49,943,000 compared to $44,245,000 for the similar period in 2006, an increase of $5,698,000 or 12.9%. Revenues from Brinks Home Security for the six month period were approximately $26,513,000 compared to $26,687,000 for the similar period in 2006, a decrease of 0.7%. As most of our Brinks business is related to residential security systems, this decrease is primarily attributable to the overall slowdown in the residential construction industry, thus slowing the demand for certain security products. However, revenues from other customers for the similar periods increased to approximately $23,430,000 in 2007 from $17,558,000 in 2006, or 33.4%. We attribute this increase to more focused marketing to existing and new accounts. In addition, we experienced price increases in certain battery and battery-related products as a result of increases in the cost of lead and copper which we were able to successfully pass along to our customers. We anticipate continued growth in revenue from the sales of battery, battery-powered product lines and new products. We also anticipate that sales to Brinks will grow in future periods due to Brinks growing commercial inventory requirements.

     Cost of Revenues

     For the six month period ended June 30, 2007, our cost of revenues increased to approximately $42,400,000 compared to $38,000,000 for the similar period in 2006, an increase of $4,400,000 or 11.6%. Cost of revenues as a percentage of revenues was slightly lower at 84.8% compared to 86.0% for the similar period in 2006. We continue to monitor customer and vendor pricing due to raw material cost increases, which are expected to continue in the near future.

     Operating Expenses

     For the six month period ended June 30, 2007 our operating expenses, consisting of selling, general and administrative expenses as well as depreciation and amortization of property and equipment, increased approximately $770,000 or 16.9% to approximately $5,336,000 from $4,566,000 for the similar period in 2006. Of this increase, approximate amounts totaling $342,000 were attributable to salaries and other employee compensation expenses due to overall growth, $47,000 for non-cash stock-based compensation, $156,000 for legal, filing, communication and other costs associated with being a reporting company, $109,000 in facility related costs, $76,000 in travel, trade shows and related costs, $33,000 in warehouse related expenses, $39,000 in additional bank fees and $56,000 in various insurance costs and $261,000 in other corporate costs, offset primarily by reductions of $240,000 in management fees and approximately $97,000 in various outside contractor services.

     For the six month period ending June 30, 2007 we incurred approximately $104,000 in depreciation and amortization expense compared to $81,000 for the similar period in 2006.

     Interest Expense and Income

     Our interest expense totaled approximately $732,000 and $403,000 for the six month periods ended June 30, 2007 and 2006, respectively, an increase of approximately $329,000. The increase is due to the interest payable on notes having an aggregate principal amount of $5,850,000 held by our former parent, Zunicom, Inc., and increased borrowings under the line of credit at a higher interest rate. The average outstanding loan balance on the line of credit was $15,100,000 and $12,100,000, respectively for the six month periods ending June 30, 2007 and 2006. The weighted average interest rate during the periods was 7.82% and 7.61%, respectively for 2007 and 2006.

     Our interest income totaled approximately $340,000 and $9,000 for the six month periods ending June 30, 2007 and 2006, respectively. The increase is due to funds raised during our initial public offering being maintained in short term investments.

     Liquidity

     We had cash and cash equivalents of approximately $13,282,000 and $677,528 at June 30, 2007 and 2006, respectively. The increase is attributable to the proceeds from our initial public offering that was completed in December, 2006.

     For the six month period ended June 30, 2007, net cash used in operating activities was approximately $9,000 compared to $2,300,000 for the six month period ended June 30, 2006. The net cash used in operating activities is due primarily to approximate increases of $1,897,000 in our accounts receivable – trade, $304,000 in other receivables, $1,065,000 in inventories, $717,000 in prepaid expenses and other current assets and $38,000 in other assets, offset by approximate net increases in accounts payable and accrued liabilities of $2,567,000, and a decrease of $187,000 in our former parent receivable.

     Cash used in investing activities for the six month period ended June 30, 2007, was approximately $143,000 compared to $55,000 for the similar period in 2006. The cash used in 2007 and 2006 was related to the purchases of property and equipment.

     Net cash provided by financing activities for the six month period ended June 30, 2007 was approximately $398,000 compared to $2,857,000 for the similar period in 2006. The net cash provided by financing activities for

2007 was primarily comprised of net borrowings on our line of credit of $409,000 offset by payments on capital lease obligations of approximately $11,000.

     The Company’s line of credit with Compass Bank has been increased to $30 million effective as of June 19, 2007 (see NOTE H - SUBSEQUENT EVENTS). The amended facility bears interest at LIBOR Index Rate plus a sliding range from 1.25% to 2.50% based on quarterly covenant performance. At June 30, 2007 that rate was 7.82%. The line of credit is due on demand and is secured by accounts receivable, inventories, and equipment. The line's availability is based on a borrowing formula, which allows for borrowings equal to 85% of UPG’s eligible accounts receivable and a percentage of eligible inventory. In addition, UPG must maintain certain financial covenants including ratios on funded debt to EBITDA, as well as a fixed charge ratio. The advance formula referenced in the Amended and Restated Revolving Credit and Security Agreement (“Credit Agreement”) as the “Borrowing Base” is eighty-five percent (85.0%) of the outstanding value of Borrower’s Eligible Accounts Receivable plus fifty percent (50.0%) of the value of Borrower’s Eligible Inventory (as defined in the Credit Agreement). Advances against Borrower’s Eligible Inventory shall not exceed the lesser of (a) $30,000,000 or (b) an amount equal to the product of (i) one and one-half (1.5), multiplied by (ii) eighty-five percent (85%) of the outstanding value of Borrower’s Eligible Accounts Receivable at any one time outstanding. At June 30, 2007, $14,982,105 was outstanding under the line of credit and $1,017,895 remained available for borrowings under the line of credit based on the borrowing formula. The amended and restated revolving credit line was executed July 30, 2007 but had an effective date of June 19, 2007 As a result, UPG was in violation of a financial covenant. The bank has waived the Events of Default as of June 30, 2007.

     We believe that cash provided by its operations and cash available under our line of credit will be sufficient to meet our operational needs over the next year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Foreign Currency Exchange

     While our customers are located primarily in the U.S., many of our suppliers are located outside the U.S. Accordingly, our financial results could be impacted by foreign currency exchange rates and market conditions abroad. However, the aggregate impact of any likely exchange rate fluctuations would be immaterial as most payments are made in U.S. dollars. We have not used derivative instruments to hedge our foreign exchange risks though we may choose to do so in the future.

     Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. The effect of foreign exchange rate fluctuations on us during three and six month periods ended June 30, 2007 was not material.

     Interest Rates

     Our exposure to market rate risk for changes in interest rates relates primarily to our line of credit. A portion of the outstanding borrowings on the line of credit bear interest at LIBOR Index rate plus up to 2.5%. A change in the LIBOR rate would have a material effect on interest expense.

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

     At the end of 2007, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of 2008, our independent registered public accountants will be required to audit management’s assessment. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide their attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     Energizer Holdings, Inc. and Eveready Battery Company, Inc. (collectively “Eveready”) have initiated legal proceedings against us and over 20 other respondents relating to the manufacture, importation and sale of certain alkaline batteries alleged to infringe U.S. Patent No. 5,464,709. Eveready is seeking a general exclusion order with respect to future importation of these batteries. We have denied infringement and have been vigorously defending this action. The International Trade Commission ruled against Eveready and Eveready then appealed to the United States Court of Appeals for the Federal Circuit. On January 25, 2006, in the Federal Circuit reversed the Commission’s holding of invalidity and remanded for further proceedings based on its construction of Eveready’s patent. On February 23, 2007, the International Trade Commission again ruled that Everyready’s patent was invalid and terminated the investigation. Eveready has appealed that decision to the Federal Circuit. For more information, see In re Certain Zero-Mercury-Added Alkaline Batteries, Parts Thereof and Products Containing Same, Investigation No. 337-TA-493, in the United States International Trade Commission.

     In A.J. Gilson v. Universal Power Group, Inc., Cause No. 05-09448-H, in the 160th Judicial Court of Dallas County, Texas plaintiff, a former independent sales representative for Universal Power Group, brought an action asserting claims for breach of contract, promissory estoppel and quantum meruit, alleging that Universal failed to pay him commissions owed in the amount of $430,722. We denied plaintiff's allegations. Trial was conducted in this case on July 30-August 1, 2007, but no judgement has yet been entered by the court. We do not expect the final resolution of this claim to have a material adverse effect on our financial position. However, depending on the amount and timing of an unfavorable resolution against us, or the costs of settlement or litigation, our future results of operations or cash flows could be materially adversely affected.

Item 1A. Risk Factors

     There are no material changes to the risk factors set forth in Item 1A of Part 1 of our Form 10-K for the year ended December 31, 2006 filed with the U.S. Securities and Exchange Commission on March 30, 2007 except as follows.

     The risk factor immediately following, which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, has been modified to provide additional disclosure related to changes since we filed our Annual Report on Form 10-K for the year ended December 31, 2006. See Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2006 for an expanded description of other risks we face under “Other Risk Factors.”

     We have experienced significant increases in raw material prices, particularly lead, and further changes in the prices of raw materials or in energy costs could have a material adverse impact on our business.

     Lead is the primary material by weight used in the manufacture of batteries, representing approximately one-third our cost of the seal lead acid batteries. Average lead prices quoted on the London Metal Exchange (“LME”) have risen dramatically. If we are unable to increase the prices of its products proportionate to the increase in raw material costs, our gross margins will decline. We cannot assure you that we will be able to pass on these costs to its customers. Increases in our prices could also cause customer demand for our products to be reduced and net sales to decline. The rising cost of lead requires us to make significant investments in inventory and accounts receivable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Our initial public offering (IPO) was declared effective on December 20, 2006. In the offering, we received net proceeds of approximately $12 million. We have used proceeds totaling approximately $532,000 implementing our new warehouse management system and $50,000 for new product development As of June 30, 2007 the remaining approximately $11.4 million in net proceeds were held in short-term investments in the form of cash in interest bearing accounts. We have made no direct or indirect payments to any directors or officers from the proceeds.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on June 18, 2007 for the purpose of electing seven directors, ratification of the appointment of its independent registered public accounting firm and approving an amendment to increase the number of shares issuable under its 2006 Stock Option Plan.

     The following sets forth the results of the election of directors:

Nominee	For	Against	Abstain
William Tan	4,843,177	0	20,585

Randy Hardin	4,843,627	0	20,135

Ian Edmonds	4,843,177	0	20,585

Garland P. Asher	4,822,427	0	41,335

Marvin I. Haas	4,843,177	0	20,585

Robert M. Gutkowski	4,822,427	0	41,335

Leslie Bernhard	4,821,977	0	41,785

     There was no solicitation in opposition to the nominees proposed to be elected by the stockholders in the Proxy Statement.

     The ratification of the appointment of KBA Group LLP as its independent registered public accounting firm for the Company for the fiscal year ending December 31, 2007 was approved by the stockholders with 4,821,952 votes FOR, 35,100 votes AGAINST, and 6,710 votes ABSTAINED.

     The amendment to the Company’s 2006 Stock Option Plan to increase the number of shares issuable thereunder from 1,250,000 to 1,500,000 was approved by the stockholders with 3,037,570 votes FOR, 85,350 votes AGAINST, and 400 votes ABSTAINED.

     Further information regarding these matters is contained in the Company's Proxy Statement dated April 27, 2007.

Item 6. Exhibits

     The following exhibits are furnished as part of this report or incorporated herein as indicated.

Exhibit No.		Description
3	(i)	Amended and Restated Certificate of Formation (including Amended and Restated Articles of Incorporation) (1)
3	(ii)	Amended and Restated Bylaws (1)
4.1		Specimen stock certificate (1)
4.2		Form of representatives’ warrant (1)
10.1	(a)	Form of 2006 Stock Option Plan (1)
10.1	(b)	Form of Stock Option Agreement (1)
10.1	(c)	Amended Option Plan Incorporated from S-8 (3)
10.2		Form of Randy Hardin Employment Agreement (1)(2)
10.3		Form of Ian Edmonds Employment Agreement (1)(2)
10.4		Form of Mimi Tan Employment Agreement (1)(2)
10.5		(a) Revolving Credit and Security Agreement with Compass Bank (1)
(b) Renewal and Modification Agreement, dated March 23, 2006 (1)

(c) Renewal and Modification Agreement, dated April 18, 2006 (1)
(d) First Amendment to Master Revolving Promissory Note (1)
10.6		Purchase Agreement, dated June 1, 2004, with Brinks Home Security (1)
10.7		Real Property Lease for 1720 Hayden Road, Carrollton, Texas (1)
10.8		Real Property Lease for 11605-B North Santa Fe, Oklahoma City, Oklahoma (1)
10.9		Real Property Lease for Las Vegas, Nevada (1)
10.10		Agreement with Import Consultants (1)
10.11	(a)	Form of Promissory Note in the amount of $2,850,000 payable to Zunicom (1)
10.11	(b)	Form of Promissory Note in the amount of $3,000,000 payable to Zunicom (1)
10.12		Director-Nominee Consents
		a)	Leslie Bernhard(1)
		b)	Marvin I. Haas(1)
		c)	Garland P. Asher(1)
		d)	Robert M. Gutkowski(1)
10.13		Third Party Logistics & Purchase Agreement, dated as of November 20, 2006, with Brinks Home Security (1)
14.1		Code of Ethics*
21.1		Subsidiaries**
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002*

*		Filed herewith.
**		UPG does not have any significant subsidiaries.
(1)		Incorporated by reference to the Exhibit with the same number to UPG’s Registration Statement on Form S-1 (SEC File No. 333-137265) effective as of December 20, 2006.
(2)		Management contract, compensation plan or arrangement.
(3)		Incorporated by reference to our Registration Statement on Form S-8 (SEC Registration Number 333-137265) filed by us on May 8, 2007.

SIGNATURES

     Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, Thereunto duly authorized.

Universal Power Group, Inc.

Date: August 13, 2007	/s/ Randy Hardin
Randy Hardin
President and Chief Executive Officer

Date: August 13, 2007	/s/ Julie Sansom-Reese
Julie Sansom-Reese
Chief Financial Officer
(principal financial and accounting officer)