Form 10-Q
period 2007-09-30
UNIVERSAL POWER GROUP INC.
filed 2007-11-09
CIK 1372000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐                                    No ☑

     As of November 2, 2007, 5,000,000 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

UNIVERSAL POWER GROUP, INC.
UNAUDITED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2007	2006

CURRENT ASSETS
Cash and cash equivalents	$731,291	$13,036,447
Accounts receivable:
Trade, net of allowance for doubtful accounts of $114,371
and $114,257	13,649,828	10,171,055
Other (including $0 and $186,617 from related parties)	274,566	211,854
Inventories – finished goods, net of allowance for
obsolescence of $237,461 and $200,715	25,988,763	22,571,534
Current deferred tax asset	1,223,426	1,087,163
Prepaid expenses and other current assets	758,223	571,073
Total current assets	42,626,097	47,649,126

PROPERTY AND EQUIPMENT
Logistics and distribution systems	1,129,715	349,388
Machinery and equipment	246,514	246,514
Furniture and fixtures	314,002	288,457
Leasehold improvements	251,588	188,691
Vehicles	151,598	151,598
	2,093,417	1,224,648
Less accumulated depreciation and amortization	(929,787)	(787,554)

Net property and equipment	1,163,630	437,094

OTHER ASSETS - net of accumulated amortization of $28,125
and $0	94,334	33,073

TOTAL ASSETS	$43,884,061	$48,119,293

The accompanying footnotes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.
UNAUDITED BALANCE SHEETS (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,	December 31,
	2007	2006

CURRENT LIABILITIES
Line of credit	$5,242,484	$14,573,595
Accounts payable	14,188,235	11,529,002
Accrued liabilities	1,118,831	540,839
Current portion of notes payable to Zunicom, Inc	365,625	—
Current portion of capital lease obligations	9,727	18,726
Current portion of deferred rent	47,603	15,423
Total current liabilities	20,972,505	26,677,585

CAPITAL LEASE OBLIGATIONS, less current portion	—	6,613
NOTES PAYABLE TO ZUNICOM, INC, less current portion	5,484,375	5,850,000
NON-CURRENT DEFERRED TAX LIABILITY	52,438	64,663
DEFERRED RENT, less current portion	206,813	206,975
Total liabilities	26,716,131	32,805,836

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, 50,000,000 shares
authorized, 5,000,000 shares issued and outstanding	50,000	50,000
Additional paid-in capital	15,334,363	15,263,457
Retained earnings	1,783,567	—
Total shareholders’ equity	17,167,930	15,313,457

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,884,061	$48,119,293

The accompanying footnotes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.
UNAUDITED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$29,788,479	$23,772,154	$79,731,401	$68,016,953
Cost of sales	25,545,777	20,296,480	67,903,208	58,342,648
Gross profit	4,242,702	3,475,674	11,828,193	9,674,305
Operating expenses (including $0, $120,000, $0 and
$360,000 to Zunicom, Inc.)	3,198,124	2,530,143	8,534,022	7,096,116
Operating income	1,044,578	945,531	3,294,171	2,578,189
Other income (expense)
Interest expense (including $88,471, $0, $273,107
and $0 to Zunicom, Inc.)	(225,407)	(193,424)	(957,661)	(596,178)
Interest income	55,792	9,269	396,083	18,032
Total other expense	(169,615)	(184,155)	(561,578)	(578,146)
Income before provision for income taxes	874,963	761,376	2,732,593	2,000,043
Provision for income taxes	(193,058)	(306,976)	(949,026)	(831,735)

Net income	$681,905	$454,400	$1,783,567	$1,168,308
Net income per share
Basic	$0.14	$0.15	$0.36	$0.39
Diluted	$0.14	$0.15	$0.36	$0.39
Weighted average shares outstanding
Basic	5,000,000	3,000,000	5,000,000	3,000,000
Diluted	5,000,980	3,000,000	5,008,102	3,000,000

The accompanying footnotes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.
UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,783,567	$1,168,308
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	170,358	115,215
Provision for bad debts	76,130	99,160
Provision for obsolete inventory	90,000	120,000
Deferred income taxes	(148,488)	(124,843)
Stock based compensation	70,906	—
Change in operating assets and liabilities:
Accounts receivable – trade	(3,554,903)	(1,177,510)
Accounts receivable – other	(249,329)	40,460
Inventories	(3,507,229)	(1,771,025)
Prepaid expenses and other current assets	(215,275)	266,157
Other assets	(61,261)	(290,479)
Accounts payable	2,659,233	(1,450,960)
Accrued liabilities	577,992	739,402
Due from Zunicom, Inc	186,617	879,167
Deferred rent	32,018	(20,137)
Net cash used in operating activities	(2,089,664)	(1,407,085)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(868,769)	(83,723)

CASH FLOWS FROM FINANCING ACTIVITIES
Net activity on line of credit	(9,331,111)	2,360,081
Payments on capital lease obligations	(15,612)	(15,626)
Payment of dividends to Zunicom, Inc	—	(889,180)
Net cash (used in) provided by financing activities	(9,346,723)	1,455,275

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,305,156)	(35,533)
Cash and cash equivalents at beginning of period	13,036,447	176,295

Cash and cash equivalents at end of period	$731,291	$140,762

SUPPLEMENTAL DISCLOSURES
Interest paid	$957,661	$596,178

Income taxes paid	$1,061,452	$72,739

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Dividends due to Zunicom, Inc	—	$344,000

The accompanying footnotes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

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

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three and nine month periods ended September 30, 2007. The results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited financial statements included in this filing should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2006.

     Recent Accounting Pronouncement

      In January 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The Company did not recognize any adjustments to the financial statements as a result of our implementation of FIN 48.

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

     Reclassifications

     Certain 2006 amounts have been reclassified to conform to 2007 presentation.

NOTE B – ORGANIZATION

     Universal Power Group, Inc. (“UPG” or the “Company”), a Texas corporation, is a distributor and supplier to a diverse and growing range of industries of portable power and related synergistic products, a provider of third-party fulfillment and logistics services and a custom battery pack assembler. The Company’s primary logistics center is located in Carrollton, Texas and regional logistic centers are located in Oklahoma City, Oklahoma, Las Vegas, Nevada and Columbus, Georgia. The Company’s customers are primarily located in the United States. However, a portion of the Company’s sales are to customers located in the United Kingdom, Australia, Ireland, China and Canada. The Company’s growth strategy is to further develop new business in Europe and Latin America and to establish logistics centers in strategic domestic and global locations to service these accounts.

NOTE C – STOCK-BASED COMPENSATION

     At September 30, 2007, common shares reserved for future issuance include 1,500,000 shares issuable under the 2006 Stock Option Plan, 20,000 shares issuable upon exercise of options not granted under the 2006 Stock Option Plan and 300,000 shares issuable upon exercise of outstanding warrants. At September 30, 2007, there are 1,227,500 options outstanding under the 2006 Stock Option Plan, and 272,500 options are available for future grants.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

NOTE C – STOCK-BASED COMPENSATION (CONTINUED)

     Stock-based compensation expense recognized in the statement of income for the three and nine months ended September 30, 2007 includes compensation expense for fully vested and the amortization of partially vested stock-based payment awards granted prior to September 30, 2007.

     On June 25, 2007 the Company’s former parent, Zunicom, Inc. (“Zunicom”), issued 645,133 shares of restricted stock to certain employees of UPG for past and future services. The fair value of the shares at the issue date was approximately $377,000. UPG is amortizing the fair value as an compensation expense over the 48 month vesting period in accordance with EITF Issue No. 00-12 “Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee” and FASB 123(R) “Share-Based Payment”.

     Valuation Assumptions

     There were no options granted during the three and nine months ended September 30, 2006 or outstanding at September 30, 2006. There were no options granted during the three months ended September 30, 2007. The fair values of option awards were estimated at the grant date using a Black-Scholes option pricing model with the following assumptions for the nine months ended September 30, 2007:

For the Nine Months Ended
September 30, 2007

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

     The Company has elected to use the calculated value method to account for options granted in the nine month period ended September 30, 2007. As there was no significant active market for the Company’s common shares prior to the nine month period ended September 30, 2007, the Company used historical volatility of the Dow Jones Small Cap Non-Durable Household Companies, which is representative of the Company’s size and industry. The Company has used the historical closing values of that index to estimate volatility, which was calculated at 17%. The expected term considers the contractual term of the option as well as expectations for exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

     Summary and Activity

     Stock option activity under our 2006 Stock Option Plan was as follows:

		Weighted Average
	Number of Shares	Exercise Price
Options outstanding at January 1, 2007	1,187,500	$7.00
Granted	40,000	$4.48
Exercised	—	$—
Canceled, forfeited or expired	—	$—
Options outstanding at September 30, 2007	1,227,500	$6.92

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

NOTE C – STOCK-BASED COMPENSATION (CONTINUED)

     The following table summarizes stock options outstanding under our 2006 Stock Option Plan at September 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted Average
	Number of	Remaining
	Options	Contractual Life	Weighted Average	Number of Options	Weighted Average
Range of Exercise Prices	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$4.48	40,000	9.23	$4.48	40,000	$4.48
$7.00	1,187,500	9.23	$7.00	1,187,500	$7.00
$4.48 - $ 7.00	1,227,500	9.23	$6.92	1,227,500	$6.92

     At September 30, 2007, the aggregate intrinsic value of options outstanding and exercisable was $5,200. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the quoted price.

     At September 30, 2007, all outstanding options under our 2006 Stock Option Plan were fully vested.

     Other Stock Options

     On March 21, 2007, the Company issued stock options to non-employees to purchase 20,000 shares of the Company’s common stock at an exercise price of $7.00 per share vesting over the next three years and expiring December 19, 2016. These stock options were valued at approximately $6,300 using the Black-Scholes model and were unexercised as of September 30, 2007.

NOTE D – NET INCOME PER SHARE

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

     For the three and nine month periods ended September 30, 2007, the dilutive effect of 40,000 stock options are included in the diluted net income per share calculation. 1,207,500 stock options and 300,000 warrants are excluded from the calculation as they are antidilutive. For the three and nine month periods ended September 30, 2006, the Companay had no common stock equivalents.

NOTE E – LINE OF CREDIT

     The Company has a $30 million line of credit with Compass Bank which matures on July 5, 2012. The facility bears interest at LIBOR Index Rate plus a sliding range from 1.25% to 2.50% based on quarterly covenant performance. At September 30, 2007 that rate was 7.5%. The line of credit is due on demand and is secured by accounts receivable, inventories, and equipment. The line's availability is based on a borrowing formula, which allows for borrowings equal to 85% of UPG’s eligible accounts receivable and a percentage of eligible inventory. In addition, UPG must maintain certain financial covenants including ratios on funded debt to EBITDA, as well as a fixed charge ratio. The advance formula referenced in the Amended and Restated Revolving Credit and Security Agreement (“Credit Agreement”) as the “Borrowing Base” is eighty-five percent (85.0%) of the outstanding value of Borrower’s Eligible Accounts Receivable plus fifty percent (50.0%) of the value of Borrower’s Eligible Inventory (as defined in the Credit Agreement). Advances against Borrower’s Eligible Inventory shall not exceed the lesser of (a) $30,000,000 or (b) an amount equal to the product of (i) one and one-half (1.5), multiplied by (ii) eighty-five percent (85%) of the outstanding value of Borrower’s Eligible Accounts Receivable at any one time outstanding. At September 30, 2007, $5,242,484 was outstanding under the line of credit and approximately $14,360,000 remained available for borrowings under the line of credit based on the borrowing formula.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

NOTE F – CONCENTRATIONS

     A significant portion of UPG’s business is with one major customer, Brink’s Home Security, which represented approximately 49% and 58% of UPG’s revenues for the three months ended September 30, 2007 and 2006, respectively, and approximately 52% and 59% of UPG’s revenues for the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007, UPG had aggregate accounts receivable from this customer in the amount of $4,446,591. Through the date of this report, substantially this entire amount has been collected.

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

NOTE H – SUBSEQUENT EVENT

     On October 15, 2007 the Company granted certain officers and other employees a total of 62,500 options under the 2006 Stock Option Plan. The options are fully vested and exercisable at $7.00 per share until December 16, 2016.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

     The following discussion and analysis should be read in conjunction with our unaudited interim financial statements and notes thereto included elsewhere in this Form 10-Q. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements, including statements regarding our plans, objectives, expectations and intentions, involve forward-looking statements that reflect the current view about future events and financial performance based on certain assumptions. They include opinions, forecasts, projections, assumptions, guidance, expectations, beliefs or other statements that are not statements of historical fact. In some cases, forward-looking statements can be identified by words such as “may”, “can”, “will”, “should”, “could”, “expects”, “hopes”, “believes”, “plans”, “anticipates”, “estimates”, “predicts”, “projects”, “potential”, “intends”, “approximates” or the negative or other variation of such terms and other comparable expressions. Forward-looking statements in this Report may include statements about:

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

     The forward-looking statements in this Form 10-Q are only predictions. Actual results could, and likely will, differ materially from these forward-looking statements for many reasons, including the risks described under “Risk Factors” for the year ended December 31, 2006 filed with the SEC and the other risks and uncertainties you can find in our press releases and other SEC filings. No guarantee about future results, performance or achievements can be made. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

     During the third quarter of 2007, our net income rose 50.1% to $682,000 compared to $454,400 for the third quarter of 2006. The increase in net income was partially due to an $89,000 tax refund as a result of tax law changes which contributed to a lower effective tax rate for the third quarter of 2007.

     Revenues in the third quarter of 2007 rose 25.3% to $29.8 million, compared to $23.8 million for the third quarter of 2006. Third quarter 2007 revenues from sources other than Brinks Home Security (“Brinks”) rose 51.8% to $15.3 million from $10.1 million in the third quarter of 2006, reflecting growth of new and existing customer accounts as well as price increases implemented by us to offset higher costs of goods sold. Third quarter revenues from Brinks increased to $14.5 million, up 5.8% compared to $13.7 million in the third quarter of 2006. This modest increase partially reflects slower growth in the residential housing market.

     Revenues and net income have risen 17.2% and 52.7%, respectively, for the nine months ended September 30, 2007, reflecting the results of ongoing strength in our business and successful execution of our growth strategy. Based on our performance through the first three quarters of 2007, and provided we are able to effectively manage our volatile raw material costs, we expect to exceed our previous guidance of 10% growth in revenues and operating income for 2007.

     Gross margin narrowed slightly as a percentage of revenues for the three months ended September 30, 2007 to 14.2% compared to 14.6% in the comparable period in 2006. This decrease in gross margin generally reflects higher raw material costs. However, gross margin increased to 14.8% from 14.2% for the nine months ended September 30, 2007 reflecting product mix improvement as well as price increases to offset higher raw material costs. Growth in our higher margin business for the third quarter was driven 67% by volume and 33% by price increases and 57% by volume and 43% by price increases for the nine month period. The industry continues to experience extreme volatility in certain raw materials such as lead, copper and zinc as raw material prices have continued to increase during the third quarter of 2007. We are recovering these increases from our customers wherever possible. Currently, there is no indication that we will not be able to obtain supplies of all the materials that we require. Our gross margins will continue to be a challenge until prices for raw materials stabilize.

     In addition to targeted organic growth, acquisitions are a significant component of our expansion initiatives and growth plans. We continue to diligently evaluate markets and acquisition candidates that will facilitate reaching our strategic objectives. Our new logistics center located in Columbus, Georgia began operations during the third quarter. This center will allow us to better serve and develop our customer base in that region.

     During the second quarter of 2007 we initiated our Sarbanes-Oxley 404 compliance plan and began incurring related costs during the third quarter of 2007. As of September 30, 2007 we had incurred approximately 60% of anticipated implementation costs and expect to substantially complete implementation of our compliance plan during the fourth quarter of 2007.

     A more detailed analysis of our results of operations and financial condition follows:

Results of Operations For Period Ending September 30, 2007 Compared to September 30, 2006

  For the three months ended September 30, 2007 and 2006:

     Revenues

     For the three month period ended September 30, 2007, we had revenues of approximately $29,788,000 compared to $23,772,000 for the similar period in 2006, an increase of $6,016,000 or 25.3%. Revenues from Brinks Home Security for the three month period were approximately $14,515,000 compared to $13,713,000 for the similar period in 2006, an increase of 5.8%. As most of our Brinks business is related to residential security systems, this modest increase partially reflects slower growth in the residential housing market. However, revenues from other customers for the three months ended September 30, 2007 increased to approximately $15,273,000 in 2007 from $10,059,000 in 2006, or 51.8%. We attribute this increase to more focused marketing to existing and new accounts. In addition, we continued to experience price increases in certain battery and battery-related products as a result of increases in the cost of lead and copper which we were able to successfully pass along to our customers. We anticipate continued growth in revenue from the sales of battery, battery-powered product lines and new products. We also anticipate that sales to Brinks will grow in future periods due to Brinks growing commercial inventory requirements.

     Cost of Revenues

     For the three month period ended September 30, 2007, our cost of revenues increased to approximately $25,546,000 compared to $20,297,000 for the similar period in 2006, an increase of $5,249,000 or 25.9%. Cost of revenues as a percentage of revenues was slightly higher in the 2007 period at 85.8% compared to 85.4% for the similar 2006 period. We continue to monitor customer and vendor pricing due to raw material cost increases, which are expected to continue in the near future.

     Operating Expenses

     For the three month period ended September 30, 2007 our operating expenses, consisting of selling, general and administrative expenses as well as depreciation and amortization, increased approximately $668,000 or 26.4% to $3,198,000 from $2,530,000 for the similar period in 2006. Of this increase, approximate amounts totaling $38,000 were attributable to salaries and other employee compensation expenses due to overall growth, $258,000 for legal, filing, communication and other costs associated with being a reporting company, $24,000 for non-cash stock-based compensation, $331,000 attributable to Sarbanes-Oxley implementation and other consulting fees, $96,000 in facility related costs, $48,000 in travel, trade shows and related costs, $23,000 in warehouse related expenses, and $31,000 in additional bank fees, offset primarily by reductions of $120,000 in management fees and approximately $22,000 in various other corporate costs.

     For the three month period ending September 30, 2007 we incurred approximately $51,000 in depreciation and amortization expense compared to $34,000 for the similar period in 2006.

     Interest Expense and Income

     Our interest expense totaled approximately $225,000 and $193,000 for the three month periods ended September 30, 2007 and 2006, respectively, an increase of approximately $32,000. The increase is due to the interest payable on notes having an aggregate principal amount of $5,850,000 held by our former parent, Zunicom, Inc. The average outstanding loan balance on the line of credit was approximately $6,945,000 and $12,148,000, respectively for the three month periods ending September 30, 2007 and 2006. The weighted average interest rate during the periods was approximately 7.37% and 7.41%, respectively for 2007 and 2006.

     Our interest income totaled approximately $56,000 and $9,000 for the three month periods ending September 30, 2007 and 2006, respectively. The increase is due to funds raised during our initial public offering being maintained in short term investments.

  For the nine months ended September 30, 2007 and 2006:

     Revenues

     For the nine month period ended September 30, 2007, we had revenues of approximately $79,731,000 compared to $68,017,000 for the similar period in 2006, an increase of $11,714,000 or 17.2%. Revenues from Brinks Home Security for the nine month period were approximately $41,028,000 compared to $40,401,000 for the similar period in 2006, an increase of 1.6%. As most of our Brinks business is related to residential security systems, this modest increase is primarily attributable to the overall slowdown in the residential construction industry, thus slowing the demand for certain security products. However, revenues from other customers for the similar periods increased to approximately $38,703,000 in 2007 from $27,616,000 in 2006, or 40.2%. We attribute this increase to more focused marketing to existing and new accounts. In addition, we experienced price increases in certain battery and battery-related products as a result of increases in the cost of lead and copper which we were able to successfully pass along to our customers. We anticipate continued growth in revenue from the sales of battery, battery-powered product lines and new products. We also anticipate that sales to Brinks will grow in future periods due to Brinks growing commercial inventory requirements.

     Cost of Revenues

     For the nine month period ended September 30, 2007, our cost of revenues increased to approximately $67,903,000 compared to $58,343,000 for the similar period in 2006, an increase of $9,560,000 or 16.4%. Cost of revenues as a percentage of revenues was slightly lower at 85.2% compared to 85.8% for the similar period in 2006. We continue to monitor customer and vendor pricing due to raw material cost increases, which are expected to continue in the near future.

     Operating Expenses

     For the nine month period ended September 30, 2007 our operating expenses, consisting of selling, general and administrative expenses as well as depreciation and amortization, increased approximately $1,438,000 or 20.3% to approximately $8,534,000 from $7,096,000 for the similar period in 2006. Of this increase, approximate amounts totaling $322,000 were attributable to salaries and other employee compensation expenses due to overall growth, $71,000 for non-cash stock-based compensation, $378,000 attributable to Sarbanes-Oxley implementation and other consulting fees, $515,000 for legal, filing, communication and other costs associated with being a reporting company, $198,000 in facility related costs, $124,000 in travel, trade shows and related costs, $56,000 in warehouse related expenses, $70,000 in additional bank fees and $151,000 in various other corporate costs, offset primarily by reductions of $360,000 in management fees.

     For the nine month period ending September 30, 2007 we incurred approximately $142,000 in depreciation and amortization expense compared to $115,000 for the similar period in 2006.

     Interest Expense and Income

     Our interest expense totaled approximately $958,000 and $596,000 for the nine month periods ended September 30, 2007 and 2006, respectively, an increase of approximately $362,000. The increase is due primarily to the interest payable on notes having an aggregate principal amount of $5,850,000 held by our former parent, Zunicom, Inc. The average outstanding loan balance on the line of credit was approximately $12,400,000 and $10,400,000, respectively, for the nine month periods ending September 30, 2007 and 2006. The weighted average interest rate during the periods was approximately 7.65% and 7.15%, respectively for 2007 and 2006.

     Our interest income totaled approximately $396,000 and $18,000 for the nine month periods ending September 30, 2007 and 2006, respectively. The increase is due to funds raised during our initial public offering being maintained in short term investments.

     Liquidity

     As of September 30, 2007, working capital increased to $21.7 million, up from $21.0 million at December 31, 2006.

     For the nine month period ended September 30, 2007, net cash used in operating activities was approximately $2,089,664 compared to $1,407,000 for the nine month period ended September 30, 2006. The net cash used in operating activities is due primarily to approximate increases of $3,555,000 in our accounts receivable – trade, $249,000 in other receivables, $3,507,000 in inventories, $215,000 in prepaid expenses and other current assets, $61,000 in other assets and $32,000 in deferred rent, offset by approximate net increases in accounts payable and accrued liabilities of $3,237,000, and a decrease of $187,000 in our former parent receivable.

     Cash used in investing activities for the nine month period ended September 30, 2007, was approximately $869,000 compared to $84,000 for the similar period in 2006. Most of the increase in 2007 is related to implementation of our new warehouse system which is approximately 80% complete. The cash used in 2006 was related to the purchases of property and equipment.

     Net cash used in financing activities for the nine month period ended September 30, 2007 was approximately $9,347,000 compared to cash provided by of approximately $1,455,000 for the similar period in 2006. The net cash used in financing activities for 2007 was primarily due to reducing our outstanding line of credit by applying approximately $11,200,000 in remaining funds raised during our December 2006 initial public offering, payments on capital lease obligations of approximately $16,000 offset by new borrowings under our line of credit of approximately $1,869,000.

     The Company has a $30 million line of credit with Compass Bank which matures on July 5, 2012. The facility bears interest at LIBOR Index Rate plus a sliding range from 1.25% to 2.50% based on quarterly covenant performance. At September 30, 2007 that rate was 7.5%. The line of credit is due on demand and is secured by accounts receivable, inventories, and equipment. The line's availability is based on a borrowing formula, which allows for borrowings equal to 85% of UPG’s eligible accounts receivable and a percentage of eligible inventory. In addition, UPG must maintain certain financial covenants including ratios on funded debt to EBITDA, as well as a fixed charge ratio. The advance formula referenced in the Amended and Restated Revolving Credit and Security Agreement (“Credit Agreement”) as the “Borrowing Base” is eighty-five percent (85.0%) of the outstanding value of Borrower’s Eligible Accounts Receivable plus fifty percent (50.0%) of the value of Borrower’s Eligible Inventory (as defined in the Credit Agreement). Advances against Borrower’s Eligible Inventory shall not exceed the lesser of (a) $30,000,000 or (b) an amount equal to the product of (i) one and one-half (1.5), multiplied by (ii) eighty-five percent (85%) of the outstanding value of Borrower’s Eligible Accounts Receivable at any one time outstanding. At September 30, 2007, $5,242,484 was outstanding under the line of credit and approximately $14,360,000 remained available for borrowings under the line of credit based on the borrowing formula.

     We believe that cash provided by operations and cash available under our line of credit will be sufficient to meet our operational needs over the next year.

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

     Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. The effect of foreign exchange rate fluctuations on us during three and nine month periods ended September 30, 2007 was not material.

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

     Other than certain improvements primarily related to documentation and segregation of duties, resulting from implementation of our Sarbanes-Oxley plan, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

     In A.J. Gilson v. Universal Power Group, Inc., Cause No. 05-09448-H, in the 160th Judicial Court of Dallas County, Texas plaintiff, a former independent sales representative for Universal Power Group, brought an action asserting claims for breach of contract, promissory estoppel and quantum meruit, alleging that Universal failed to pay him commissions owed in the amount of $430,722. We denied plaintiff's allegations. Trial was conducted in this case on July 30-August 1, 2007, and a final judgement was entered against the plaintiff October 12, 2007 dismissing the plaintiff’s claims with prejudice. As of the date of this report no appeal has been filed.

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

     Lead is the primary material by weight used in the manufacture of batteries, representing approximately one-third of our cost of sealed lead acid batteries. Average lead prices quoted on the London Metal Exchange (“LME”) have risen dramatically. If we are unable to increase the prices of our products proportionate to the increase in raw material costs, our gross margins will decline. We cannot assure you that we will be able to pass on these costs to its customers. Increases in our prices could also cause customer demand for our products to be reduced and net sales to decline. The rising cost of lead requires us to make significant investments in inventory and accounts receivable.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Our initial public offering (IPO) was declared effective on December 20, 2006. In the offering, we received net proceeds of approximately $12 million. We have used proceeds totaling approximately $701,000 implementing our new warehouse management system, $31,000 in start up of our Columbus, Georgia logistics center and $93,000 for new product development. As of September 30, 2007 the remaining approximately $11.2 million in net proceeds were applied to temporarily reduce our outstanding line of credit pending acquisition opportunities or other designated IPO uses. We have made no direct or indirect payments to any directors or officers from the proceeds.

ITEM 6.      EXHIBITS

     The following exhibits are furnished as part of this report or incorporated herein as indicated.

Exhibit No.	Description
3(i)	Amended and Restated Certificate of Formation (including Amended and Restated Articles of
Incorporation) (1)
3(ii)	Amended and Restated Bylaws (1)
4.1	Specimen stock certificate (1)
4.2	Form of representatives’ warrant (1)
10.1(a)	Form of 2006 Stock Option Plan (1)
10.1(b)	Form of Stock Option Agreement (1)
10.1(c)	Amended Option Plan Incorporated from S-8 (3)
10.2	Form of Randy Hardin Employment Agreement (1)(2)
10.3	Form of Ian Edmonds Employment Agreement (1)(2)
10.4	Form of Mimi Tan Employment Agreement (1)(2)
10.5	(a) Revolving Credit and Security Agreement with Compass Bank (1)
(b) Renewal and Modification Agreement, dated March 23, 2006 (1)
(c) Renewal and Modification Agreement, dated April 18, 2006 (1)
(d) First Amendment to Master Revolving Promissory Note, dated April 18, 2006 (1)
10.6	Purchase Agreement, dated June 1, 2004, with Brinks Home Security (1)
10.7	Real Property Lease for 1720 Hayden Road, Carrollton, Texas (1)
10.8	Real Property Lease for 11605-B North Santa Fe, Oklahoma City, Oklahoma (1)
10.9	Real Property Lease for Las Vegas, Nevada (1)
10.10	Agreement with Import Consultants (1)
10.11(a)	Form of Promissory Note in the amount of $2,850,000 payable to Zunicom, Inc. (1)
10.11(b)	Form of Promissory Note in the amount of $3,000,000 payable to Zunicom, Inc. (1)
10.12	Director-Nominee Consents
	a)	Leslie Bernhard(1)
	b)	Marvin I. Haas(1)
	c)	Garland P. Asher(1)
	d)	Robert M. Gutkowski(1)
10.13	Third Party Logistics & Purchase Agreement, dated as of November 20, 2006, with Brinks Home
Security (1)
21.1	Subsidiaries**
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
**	UPG does not have any significant subsidiaries.
(1)	Incorporated by reference to the Exhibit with the same number to UPG’s Registration Statement on Form S-1
(SEC File No. 333-137265) effective as of December 20, 2006.
(2)	Management contract, compensation plan or arrangement.
(3)	Incorporated by reference to our Registration Statement on Form S-8 (SEC Registration Number 333-137265)
filed by us on May 8, 2007.

SIGNATURES

     Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Power Group, Inc.

Date: November 9, 2007	/s/ Randy Hardin
Randy Hardin
President and Chief Executive Officer

Date: November 9, 2007	/s/ Roger Tannery
Roger Tannery
Chief Financial Officer
(principal financial and accounting officer)