Form 10-K
period 2007-12-31
UNIVERSAL POWER GROUP INC.
filed 2008-03-31
CIK 1372000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
          Yes ☐     No. ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
               Yes ☐     No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

          Large accelerated filer ☐         Accelerated filer ☐          Non-accelerated filer ☐          Smaller Reporting Company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          Yes ☐     No ☒

          As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $13,800,000 (based on the closing sales price of the registrant’s common stock on that date).

          As of March 20, 2008, 5,000,000 shares of the registrant’s common stock were outstanding.

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

Corporate History and Information

          We were organized in July 1968 under the laws of Texas. Our principal executive office is located at 1720 Hayden Road, Carrollton, Texas 75006, and our telephone number is (469) 892-1122. Our web address is www.upgi.com. We also have three inactive wholly-owned subsidiaries, two of which are incorporated in Texas and one of which is incorporated in Nevada. Until December 20, 2006, we operated as a wholly-owned consolidated subsidiary of Zunicom, Inc. (“Zunicom”), a Texas corporation, whose stock is traded on the OTC Bulletin Board under the symbol “ZNCM.OB.” On December 21, 2006 we sold 2,000,000 shares of our common stock in an underwritten initial public offering (“IPO”). In addition, in the offering Zunicom sold 1,000,000 shares of our common stock that it owned. As a result, Zunicom’s ownership interest in us was reduced to 40%. Notwithstanding the fact that Zunicom no longer owns a controlling interest in us, it still has significant influence.

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

          You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC. The website address is www.sec.gov.

BUSINESS

General

          We are (i) a third-party logistics company specializing in supply chain management and value-added services and (ii) a leading supplier and distributor of portable power supply products, such as batteries, security system components and related products and accessories. Our principal product lines include:

•	batteries of a wide variety of chemistries, battery chargers and related accessories;

•	portable battery-powered products, such as jump starters and 12-volt power accessories;

•	security system components, such as alarm panels, perimeter access controls, horns, sirens, speakers, transformers, cabling and other components; and

•	electro-magnetic devices, capacitors, relays and passive electronic components.

          Our third-party logistics services, principally supply chain management solutions and other value-added services, are designed to help customers optimize performance by allowing them to outsource supply chain management functions. Our supply chain management services include inventory sourcing and procurement, warehousing and fulfillment. Our value-added services include custom battery pack assembly, custom kitting and packing, private labeling, component design and engineering, graphic design, and sales and marketing. We also distribute batteries and portable power products under various manufacturers’ and private labels, as well as under our own proprietary brands. We are one of the leading domestic distributors of sealed, or “maintenance-free,” lead acid batteries. Our customers include original equipment manufacturers (OEMs), distributors and both online and traditional retailers. The products we source, manage and distribute are used in a diverse and growing range of industries, including automotive, consumer goods, electronics and appliances, marine and medical instrumentation, computer and computer-related products, office and home office equipment, security and surveillance equipment, and telecommunications equipment and other portable communication devices.

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

          Supply chain managers have become an integral part of the electronics industry. OEMs and many small contract electronic manufacturers that use electronic components choose to outsource their procurement, inventory and materials management processes to third parties in order to concentrate their resources, including management, personnel costs and capital investment, on their core competencies, which include product development and sales and marketing. Many large distribution companies not only fill these procurement and materials management roles but further serve as a single supply source for OEMs and contract electronic manufacturers and retailers, offering a much broader line of products, rapid or scheduled deliveries, incremental quality control measures and more support and supply chain management services than individual electronic component manufacturers. We believe that OEMs and many smaller contract electronic manufacturers and retailers will increase their dependence on distributors for these types of logistics and supply chain management services and will continue to demand greater service and to increase quality requirements.

          We believe that the third-party logistics industry in general will continue to grow because of the following factors:

•

Outsourcing non-core activities. Businesses are increasingly relying on third-party logistics providers for “non-core” activities, such as sourcing and procurement, warehousing, assembling, “kitting,” shipping and distribution, so as to focus on their core competencies. We take over the tedious tasks of sourcing and storing inventory, taking and filling orders and shipping and delivering to the end customer.

•

Globalization of trade. As barriers to international trade are reduced or eliminated, businesses are increasingly sourcing their parts, supplies and raw materials from the most competitive suppliers throughout the world. Businesses often find themselves getting involved in logistical matters which they are unfamiliar with and often are faced with unforeseen added overheads and other logistic costs, which take away from their competitive edge and bottom-line income. We believe with continued globalization businesses will increasingly turn to and rely on third-party logistics providers for all their sourcing, warehousing, inventory management, and distribution needs. We are able to offer our services at competitive rates due to our industry expertise and ability to consolidate products cost-effectively for our customers.

•

Increased competition. Increasing competition means businesses have to operate more efficiently. Third party logistics providers allow businesses to reduce their costs by transferring overhead. In addition, because they buy in greater quantities, third party logistics providers can usually get better pricing from suppliers, which they can then pass along to their customers.

•

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

Our Products and Services

          While we are both a logistics services provider and a distributor, the products we handle in both cases are principally the following:

•

Batteries, battery chargers and related accessories. We are one of the leading domestic distributors of sealed, or “maintenance-free,” lead acid (“SLA”), absorbent glass mat and gel batteries, all of which have been designated as non-hazardous by the U.S. Department of Transportation. We maintain a broad inventory of various sizes of branded and private-label SLA batteries in our brands and private labeled to sell to retailers and distributors for consumer and industrial applications, and to OEMs for use in the manufacture and sale of technology products, such as wheelchairs, uninterruptible power supply (UPS) systems and security equipment. We also stock and distribute a broad range branded and private-label of batteries including nickel-cadmium, lithium, nickel metal hydride, alkaline and carbon-zinc batteries, which are used primarily in consumer electronic products. Our brands include the names Universal Battery, Universal, Adventure Power®, Starter-Up, UB Scootin®, Charge N’ Start™ and UNILOK™. We currently private label our products for many large customers such as Home Depot Supply, RadioShack, Bass Pro, Cabela’s and others. We also stock components used in custom battery pack assembly. Finally, we are also an authorized Panasonic modification center that builds custom-designed battery packs comprised of Panasonic batteries for customers. We continue to develop new battery sizes for varying applications depending on customer and market needs.

We have an expanding line of power supply inverters, battery chargers and maintainers for various applications such as automotive, marine, hunting, motorcycle and medical scooters.

•

Portable power products, such as jump-starters, 12-volt power accessories and other battery-powered tools and accessories. Our line of jump-starters, called Starter-Up™ and Starter-Up Marine™, are portable sources of 12-volt DC power used primarily as emergency starting power sources on failed automobile and marine batteries. These jump-starters may be used to power many accessories including cellular phones, laptops and radios. Our jump-starters are sold to retailers such as RadioShack, Bass Pro Shop and Cabela’s. We have also added our own expanding 12-volt DC accessory line which includes electric auto jacks, impact wrenches, handheld vacuums, cordless air compressors, warmers/coolers, spotlights, electric mugs and others that plug into cigarette lighter sockets or any 12-volt DC power source.

•

Security products, such as perimeter access controls, horns, sirens, speakers, transformers and related installation components. As a result of our relationship with Brinks Home Security (“Brinks”), we carry a broad line of residential and commercial security products including alarm panels, perimeter access controls, transformers, sirens, horns, cabling and other related products.

•

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

•

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

•

Warehousing and distribution. We can take delivery of inventory items either for our own account or for the account of a customer, and ship out of one of our distribution centers. Our primary distribution center is located in Carrollton, Texas, a suburb of Dallas, which is a designated Foreign Trade Zone. This prime location allows easy access to national and international markets, and enables us to facilitate efficient, quick delivery and fulfillment of products nationwide. We also have regional logistics centers in Oklahoma City, Oklahoma, Columbus, Georgia and Las Vegas, Nevada, which provide additional distribution points to support additional and varying customer needs.

•

Engineering design assistance, custom assembly and kitting. We offer engineering design assistance services for product lines, such as battery assembly systems, security and battery powered products as well as custom battery pack assembly and kitting. As an example, we have the ability to design and assemble custom battery packs consisting of assembled groups of batteries combined electrically into a single unit. These battery packs are typically used for cell phones, cordless phones, door lock and flashlight stick applications. For customers that require specific battery solutions for inclusion in their own products, we obtain the battery and necessary components and configure a new finished good unit based upon the customer’s specifications. We have specialized equipment such as electric welders, sonic welders, computer-aided design programs, computer-driven battery analyzers, battery chargers, heat-shrink ovens and strip-chart recorders to support custom assembly, design and engineering needs. In addition to providing the services necessary to produce battery packs, we provide materials such as wiring, connectors, and casings. Completed battery packs are assembled to order in nearly all instances. We add value to products and components by packaging them in customer specified kits or tailor-made units that are convenient for the customer to order. We may purchase, in bulk quantities, batteries, wiring harnesses, control panels and similar items necessary to install a residential security system. Each security system installation may require only one or two of the items purchased in bulk by us. As a value added service we will pick the small quantities of components from the bulk supply and repackage them into a single shippable unit for the convenience of our customer. We then market and sell the single shippable unit as a complete product to its customer. We provide this service to a number of our customers including Brinks.

•

Graphic design and marketing. We offer branding, packaging design and marketing services to assist customers in bringing their product from development to finished product. In some instances, we will help promote and sell the finished product through our sales and marketing department.

•

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

Growth Strategy

          Our objective is to become a leading provider of third-party logistics services, particularly supply chain management solutions, and the leading supplier and distributor of portable power supply products, security system components and other products. Our long-term growth strategy includes the following:

•

Expand our logistics and value-added services offerings. As part of our overall growth strategy, we are seeking to replicate our model and have begun marketing our logistics and supply chain management capabilities. We believe that one of the most efficient ways to attract new customers and expand relationships with existing customers is to expand our logistics service. To date, our focus has been on developing supply chain management services. With our logistics and supply chain expertise, which includes sourcing, warehousing, shipping, kitting and distribution, and our array of value-added services, we are identifying and aggressively pursuing new markets and new customers who are not necessarily within the scope of portable power, security and electronic related products. We are marketing our third party logistics and supply chain solutions to other markets, whether it be warehousing, inventory management and distribution of housewares, office supplies or toys. Similarly, through our sealed lead-acid battery distribution, we have expanded to serve medical scooter, jet-ski, motorcycle, hunting, and marine markets. In the future, we may also seek to develop other logistics such as freight forwarding and shipping, customs and brokerage, real-time inventory pricing information, electronic order entry and rapid order processing.

•

Enhance information technology capabilities. We provide a customized web portal interface for Brinks that allows it to easily place orders online with access to and management of its fulfillment needs. We plan to develop similar systems for our other customers based on their particular needs. We believe that in the coming years an increasing number of transactions in this industry will be processed online. As a result, we plan to further expand the functionality and utilization of our website in such a way that it will become more accessible and user-friendly. In addition, we have begun to review warehouse management systems and related hardware, such as material handling equipment and carousels, that will enable us to improve overall supply chain workflow and efficiencies, increase fulfillment capacity, provide greater visibility throughout the supply chain processes and provide real-time data and effective decision-making.

•

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

•

Identify new customers and new markets. We intend to pursue new customers and new markets through traditional sales and marketing activities. We believe that the trend of consolidation in the electronics industry will continue and that, as a result, new customers and new markets will become available to us. New markets include domestic as well as international. We currently serve customers in Canada, England, Ireland and Australia. Part of our growth strategy is to further develop new accounts in Europe and Latin America and to establish distribution centers in strategic global locations to service these accounts. We are also planning to tap into the retail market by developing a new website for consumers and have reserved the domain names “www.batteriesbeyond.com,” “www.batteriesandbeyond.com” and “www.batteriesnbeyond.com” for this purpose.

•

Develop proprietary products. We intend to develop other proprietary products synergistic to our business to build added value and offerings to our customers. For example, we are developing a battery data base cross referencing system that will have a database of all batteries, their applications, the products in which they can be used and their attributes. The different attributes of a battery include chemistry, category, brand, brand model, manufacturer and battery model. The system will allow consumers, regardless of their level of battery knowledge, to search for a battery based on application, the product they are using or the battery attributes. The initial phase, which will include managing the related database for retail customer e-commerce sites and providing back-end fulfillment directly to the consumer is scheduled to be in test markets for selected customers during the first quarter of 2008 and expected to be fully operational by the fourth quarter of 2008.

•

Vertical integration. We believe that our future success will depend, in part, on our ability to continue to develop reliable sources for our products. To that end, we are contemplating either building or purchasing a factory that manufactures batteries and that also has injection molding capabilities. While either option presents its own challenges and its own set of risks, we believe that having manufacturing capability has a number of benefits that override these risks. These benefits would include (i) reducing or, in some cases, even eliminating the risk of depending on an unrelated third party as the single source for our most important line of products, (ii) reducing our costs and improving our margins, and (iii) enabling us to expand our business by supplying other distributors. At the present time, we are not a party to any agreement involving building or purchasing a factory and we cannot say that it is likely that we will buy all or a portion of any factory. We continually assess the different options that may be available to us, including building our own factory or purchasing an existing factory in China, Mexico or anywhere else. We cannot assure you that we will ever build or buy a factory. Any decision to build or buy a factory, whether in China or elsewhere, will be made by our board of directors, a majority of whom are

“independent.” Similarly, as discussed above, we are expanding into the retail market and we also plan to develop an online retail presence and enhance our e-commerce capabilities.

Quality Controls and ISO Certification

          We adhere to a quality management system that ensures that our operations are performed within the confines of increasing strictness in quality control programs and traceability procedures. As a result, our distribution facility has successfully completed procedure and quality audits and earned a certification under the international quality standard of ISO 9001:2000. This quality standard was established by the International Standards Organization (ISO), created by the European Economic Community (EEC). The ISO created uniform standards of measuring a company’s processes, traceability, procedures and quality control in order to assist and facilitate business within the EEC. This voluntary certification is a testimony of our commitment to demonstrate our ability to consistently provide products that meet customer and applicable regulatory requirements and enhance customer satisfaction through the effective application of the system, including processes for continual improvement of the system and the assurance of conformity to customer and applicable regulatory requirements.

          Product safety is a top priority for us and all of our products that have electrical or mechanical concerns are safety tested and approval listed by UL, CUL, CSA, CE, TUV, or other standards agencies as required by and relevant to the customer’s business location. These agency listings ensure that our products adhere to specific quality and consistency standards.

Customers

          Our customers include OEMs, contract electronic manufacturers, distributors, retailers and electronics manufacturing service providers that serve a broad range of industries including: automotive; industrial; marine; medical mobility and other medical equipment; security and surveillance; consumer goods, electronics, appliances and other products; computers and related equipment and accessories; telecommunications; and distributors of portable power supply units, principally batteries, that are used in a broad range of commercial and consumer products. In total, our customer list included over 3,000 accounts in 2007, approximately two-thirds of which may be active. We define an active account as anyone who has purchased goods from us within the last two years. Our largest customer is Brinks for whom we function as a supply chain manager throughout the United States and Canada. Under our agreement with Brinks, we purchase various components for Brinks’ security systems, some of which we purchase from Brinks’ designated suppliers. Some of the components we assemble and pack into kits. We sell and ship these components and the kits to Brinks and to independent Brinks authorized dealers. Brinks is our only customer that accounts for more than 10% of our net sales. In 2007 Brinks accounted for approximately 41% of our net sales. Because of this concentration, adverse conditions affecting this customer could have an adverse impact on our business. We expect that demand for our services and, consequently, our results of operations will continue to be sensitive to domestic and global economic conditions and other factors we cannot directly control. As such, our focus will remain on diversification of our product lines and service offerings and overall expansion of business with current customers and adding new accounts through our field and global sales and marketing teams.

Sources and Availability of Products

          We purchase products from both domestic and foreign component manufacturers. In 2007, we purchased products from approximately 225 suppliers. During 2007, approximately 50% of our purchases were from domestic suppliers and 50% were from foreign suppliers. Approximately 61% of our 2006 purchases were from domestic suppliers and 39% were from foreign suppliers. We do not have supply agreements with any of these sources, although Brinks has a written agreement with Honeywell Security and Custom Electronics (“HS&CE”), which accounted for approximately 34% of our inventory purchases in 2007. In addition, even though we purchase approximately 90% of our batteries from a single source, we believe that if that relationship was to terminate we would be able to re-source those products from other suppliers fairly quickly, although our costs may be higher. Other than HS&CE and our major battery supplier, we do not depend on any single source for the products that we stock and sell.

          We have significant long-term relationships with manufacturers located in the Pacific Rim, principally China. Other suppliers are located in Taiwan, Japan and Malaysia. These relationships, many exceeding a decade, are managed either directly by us and or indirectly through a third-party consultant, who has extensive expertise in importing batteries, portable power accessories, and related products, particularly from China. Through this relationship, we have the capability to effectively procure products according to customer needs including “hard-to-find” items to obtain lower project and product costs and to offer a wide and expanding range of synergistic portable power solutions such as chargers and 12-volt accessories. Under our agreement with this consultant, we pay a commission if we purchase goods from a factory that it introduces to us. The commission is based on the total dollar value of the transaction and ranges from 3% to 6%, depending on the factory. Approximately 49% of our product purchases are covered by this agreement, including purchases from our largest overseas supplier which represented approximately 42% of our total product purchases and 95% of our battery purchases in 2007.

Competition

          We compete with numerous, well-established companies, many, if not most, of which are larger and have greater capital and management resources and greater name recognition than we do. Our competitors include international, national, regional and local companies in a variety of industries.

          One group of actual competitors includes traditional logistics service providers. The major companies in this industry include C.H. Robinson Worldwide, Inc., EGL, Inc., Stonepath Group and UTI Worldwide, Inc. In general, these companies provide freight transportation services but could also provide supply chain management solutions. In comparison, we provide limited in house freight transportation services. This could make us a less attractive alternative to some potential customers. However, we do engage freight forwarding companies to work with us on consolidating and securing price competitive freight transportation services.

          Second, in the logistics business we also compete directly with the large overnight shipping companies, such as UPS, FedEx and DHL who have begun to market themselves as supply chain management service providers.

          Third, in the distribution business, we compete with battery and other electronic component distributors, such as Interstate Batteries, MK Battery, Dantona, Arrow Electronics, Avnet, WESCO International, Jaco Electronics and All

American Semiconductor. Companies like Arrow Electronics, Avnet, WESCO, Jaco and All-American also have multiple product lines and many also provide supply chain management services. The industry has experienced rapid consolidation driven in part, we believe, by the advances in online capabilities and the availability of more precise supply chain software and systems. While we do not believe that we have the capital resources to necessarily compete directly with these companies, we do believe that as a smaller company we can be more opportunistic in terms of developing niche markets and in terms of responding to customer needs, market changes and other trends.

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

          We believe we can differentiate ourselves from other logistics companies in our overall knowledge, experience and understanding of the electronics industry and the market for portable power and related products and in our existing supply-side relationships, which include direct relationships with factories and relationships with factory representatives. We further believe that our most important competitive advantages include the following:

•

Well-established sourcing contacts. We have long-standing relationships with manufacturers in the Pacific Rim, principally China. Also, we were one of the first authorized distributors of Panasonic batteries in the United States. We also have long-standing relationships with independent third-parties who have extensive contact with manufacturers throughout Asia. We believe that we can bring additional value to our customers by locating alternate suppliers of the same product of comparable quality at significantly lower prices.

•

Key customer relationships. Over the last two years we have had approximately 2,000 active customers, from sole proprietors and small businesses to many large, well-known national, regional and local distributors and retailers. Our customers include well known names such as Brinks, RadioShack, Bass Pro Shops, Cabela’s, Pride Mobility, The Scooter Store, Protection One, Monotronics, Home Depot Supply, and GE Security, as well as the U.S. military.

•

Extensive inventory permits prompt response to customer needs. We stock a broad range of products according to customer and seasonal needs. With extensive inventory on hand at any given time, covering 75 classes of products and more than 2,200 SKU’s, we can satisfy most customer demands immediately. Approximately one-third of our inventory at any particular time may consist of products that we stock in order to make timely deliveries to Brinks under our agreement with Brinks.

•

National distribution. Our primary logistics center and warehouse facility is located in Carrollton, Texas, part of the Dallas metroplex area. We also have regional logistics centers in Oklahoma City, Oklahoma, Columbus, Georgia and Las Vegas, Nevada.

•

Value-added services. We offer value-added services not commonly provided by other third-party logistics or supply chain service providers, such as sourcing, custom kitting, battery pack assembly, product development, private labeling, and coordinating customers with licensed, EPA approved handlers for their battery recycling needs. Also, we were one of the first authorized Panasonic modification centers in the United States. Unlike traditional third party logistics providers that usually only take possession of a customer’s inventory, we sometimes contract to purchase and stock selected inventory for our clients. In a conventional service relationship, the customer purchases the goods from the supplier and directs the supplier to deliver the goods to the logistics company, which then packs and ships the goods to the end-user. We would similarly look to reduce our exposure with new logistics customers through guaranteed buy-backs, letters of credit or other techniques, although we cannot assure you that any potential customers would be amenable to such an arrangement.

•

Broad industry experience; experienced management and support professionals. We have been in business for almost 40 years and have extensive knowledge of our markets and products. Our chief executive officer, Randy Hardin, has been in the battery distribution business for over 20 years. We also have a dedicated and experienced management team coupled with an excellent support staff.

•

Reputation for quality. Since our inception, we have built a reputation based on the quality of our products, the timeliness of our deliveries and our responsiveness to customer demands. We believe that our commitment to customer satisfaction and our sourcing expertise have helped us in the industry as a premier supplier of batteries and other portable power products and related accessories. We have had ISO 9001:2000 certification since October 2003. In addition, we ensure that we obtain safety approvals on our products where required by one or more of the following agencies: UL, CUL, CSA, CE and TUV.

Marketing and Sales

          We employ marketing, sales and sales support to actively pursue new business opportunities and retain and grow existing accounts. We also engage outside sales representatives. We use a variety of techniques to market our products including: (i) direct marketing through personal visits to customers by management, field sales people and sales representatives supported by a staff of inside sales personnel who handle quoting, accepting, processing and administration of sales orders; (ii) general advertising, sales referrals and marketing support from component manufacturers; (iii) telemarketing; (iv) active participation in industry tradeshows throughout the year; and (v) our website. We have undertaken minimal advertising in trade publications, though we foresee pursuing more advertising avenues including direct mail, additional trade and magazine publications and online advertising as our product offerings and customer base dictates.

          Customer retention and strengthening current relationships to participate in new business opportunities is important to us, and we emphasize this throughout our entire organization as well as our sales and customer service teams. Our logistics revenues continue to be a critical part of our revenue base and we will continue to market, design and execute supply chain management solutions aimed at reducing our customers’ delivery costs and strengthening our customer alliances. For instance, we have a dedicated customer service team to handle Brinks’ daily service matters, to ensure focused support and continued customer satisfaction. We continue to emphasize the development of national and global accounts while aggressively targeting local accounts where we can leverage our array of services. The larger, more complex accounts typically have many requirements ranging from very detailed standard operating and product approval procedures to customized information technology integration requirements. We believe our consistent growth, cost optimization and adaptability to customer needs has enabled us to more effectively compete for and obtain many new accounts.

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

          We have a patent-pending on a battery cross-reference system and method that enables users of all levels of knowledge to search for a battery, based on different attributes of a battery. The different attributes of a battery include its chemistry, category, brand of category, brand model, manufacturer and battery model. As mentioned above, the system will enable consumers, regardless of their level of battery knowledge, to search for a battery based on application, the product they are using or the battery attributes. We believe that this technology will help us gain new business at retailers and at the same time, offer retailers a competitive advantage and a value-added service.

          Our information technology infrastructure is designed to facilitate a distributed operations business model with back-end servers for a more centralized and efficient management environment. This infrastructure hosts a true 32-bit client/server Enterprise Resource Planning (ERP) software application (SYSPRO™) on Microsoft® Windows platform, where most of the daily business activities/transactions are processed. SYSPRO™ is a fully integrated solution that gives us complete control over the planning and management of all facets of our operations, including assembly, distribution and accounting. Each function is then broken into several modules but all within the same ERP system. Assembly is supported by these modules: (i) bill of material and (ii) work in progress. Distribution is supported by the following modules: (i) inventory control, (ii) purchasing, (iii) sales, (iv) returns and (v) point of sales. Accounting is supported by the following modules: (i) accounts receivable, (ii) accounts payable, (iii) general ledger, (iv) cash book and (v) fixed assets. Additionally, the recent deployment of SYSPRO™ Customer Relations Management software (CRM) has allowed us to better track and manage all customer and supplier touch points. SYSPRO™ CRM enables sales, marketing, engineering and customer support operations to work collaboratively while providing a complete and transparent view of all records and correspondences.

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

          As a result of increasing advances in technology, we recognize that our computer and communication systems need to be continuously upgraded and enhanced if we are to remain competitive. In an effort to anticipate and meet the increasing demands of customers and suppliers and to maintain “state-of-the-art” capabilities we selected and implemented during late 2007, as part of our IPO funded initiatives, RedPrairie as our Warehouse Management System software provider. By implementing this WMS system, we aim to improve on the following areas of our operations:

•	intelligent work direction (radio frequency (RF) directed processes);

•	improve pick efficiency;

•	avoid costly mistakes;

•	improve overall workflow;

•	accurate real-time inventory to facilitate better decision-making;

•	detailed audit trail;

•	better visibility throughout our supply chain processes;

•	automatic monitoring and reporting of quality measures;

•

ability to effectively and efficiently perform third-party logistics functions such as activity based billing by customer, automatic order inputs, custom pick tickets, packing slips and shipping labels per owner; and

•	increase overall facility throughput.

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

Warranties

          We offer warranties of various lengths on most of our products. These warranties range from as little as 90 days to as long as three years. In addition, we pass along the manufacturer’s warranty, if any. In most cases, there is no manufacturer’s warranty. The most notable exception is products purchased for Brinks, some of which have a manufacturer’s warranty that extends for up to five years. Our warranty is only for defects in the product. In the event a product is defective, our only recourse is to return it to the manufacturer and demand a credit against future purchases. To date, we have only had minimal warranty claims asserted against us.

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

Employees

          As of December 31, 2007, we had a total of 76 employees, of which 64 people were based in our Texas facility, 4 were based in each of our regional logistics centers in Oklahoma City, Oklahoma, Columbus, Georgia and Las Vegas, Nevada. We have 5 senior executives, 29 marketing, sales and sales support personnel (including the employees in our regional logistics centers), 12 information technology, accounting, administrative and purchasing personnel, 7 engineering and packing personnel and 23 people in our warehouses and shipping. All of our employees are full-time. We do not have collective bargaining agreements with respect to any of our employees. We have not experienced any work stoppages and consider our relations with employees to be good.

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

          For the years ended December 31, 2007, 2006 and 2005, one customer, Brinks, accounted for 41%, 48% and 56% of our net sales, respectively. At December 31, 2007 our Brinks receivable was $3.8 million, representing approximately 30% of our total accounts receivable as of that date, none of which was outside our terms with the customer (generally 30 days). At any one time, we have carried as much as $10.0 million of inventory to fulfill our obligations to Brinks. If Brinks were to fail to purchase these items from us, we may not be able to find other buyers for these products. Our agreement with Brinks expires in November 2008 but Brinks has the right to terminate our agreement at any time by giving us 120 days prior written notice. If Brinks were to exercise this right or significantly reduce the level of business it does with us, our revenues and profitability would be adversely impacted. We cannot assure you that we will be able to extend our agreement with Brinks or, if we can, what the terms of that agreement will be. In addition, any adverse developments in Brinks’ business could have an adverse impact on our financial condition. The market price of our stock may be adversely affected because of this customer concentration.

          Our revolving credit agreement with Compass Bank contains restrictive covenants that could impede our growth and our ability to compete.

          Our working capital requirements are significant. To fund our operations we rely on cash flow from operations and a $30.0 million working capital revolving credit facility. At December 31, 2007, the outstanding balance on our credit line was $12.8 million and at December 31, 2006, it was $14.6 million. In addition, at those dates our total liabilities, including accounts payable, were $32.0 million and $33.0 million, respectively. The credit facility restricts us in many ways and these restrictions as well as the amount of the debt we carry at any one time may have an adverse impact on the price of our stock.

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

          Second, the credit agreement contains numerous negative covenants, such as restricting our ability to undertake any other financing transaction without the bank’s consent or prohibiting us from buying another business or assets having a purchase price in excess of $7.5 million without the bank’s consent. The consequences of these covenants may include one or more of the following:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•

requiring that a substantial portion of our cash flows from operations be applied to pay principal and interest on our indebtedness and lease payments under our leases, thereby reducing cash flows available for other purposes;

•	limiting our flexibility in planning for or reacting to changes in our business and the industry in which we compete; and

•	placing us at a possible competitive disadvantage compared to competitors with less leverage or better access to capital resources.

          Third, the agreement requires us to maintain various financial ratios and satisfy various other financial and operating requirements and conditions, including a borrowing base computation. These ratios and the borrowing base computation limit our ability to draw on the facility. Also, failure to satisfy these ratios, requirements and conditions could result in a breach of the loan covenants, giving the bank the right to declare a default and commence proceedings to collect the debt. Our ability to satisfy these ratios, requirements and conditions may be affected by events that are beyond our control. These ratios, requirements and conditions together with the negative covenants may restrict or limit our operating flexibility, limit our flexibility in planning for and reacting to changes in our business and make us more vulnerable to economic downturns and competitive pressures.

          Fourth, our ratio of total liabilities to total market capitalization may exceed that of other companies in our industry. As a result, an investment in us could be perceived by the market as more risky than an investment in our competitors, which may have an adverse impact on the price of our stock. In addition, the total amount of our debt makes us particularly susceptible to changes in general economic conditions or even adverse changes in the financial condition in one or more of our significant customers. To meet our operating and debt service requirements, which are significant, we must take steps to assure that our existing customer base is comprised of businesses having financial resources sufficient to assure timely payment for our product shipments and that we identify creditworthy potential customers.

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

          Our largest domestic supplier is Honeywell Security and Custom Electronics (“HS&CE”), formerly known as Ademco, a division of Honeywell International, Inc., and the source of much of our Brinks inventory. We purchased 34%, 42% and 44% in the years 2007, 2006 and 2005, respectively from HS&CE. We do not have a written agreement with HS&CE, although Brinks does. Our second largest supplier, which is based in the People’s Republic of China, accounted for 42%, 28% and 22% of our inventory purchases in 2007, 2006 and 2005, respectively, which includes most of our battery purchases. We continue to rely on that supplier as our principal source for batteries because of price, the quality of its products, its ability to satisfy our need for a broad range of battery chemistries and its timely deliveries. We believe that we get competitive pricing from them because of the volume of our purchases. If our relationship with that supplier was to terminate for any reason, or the factory could no longer provide us with favorable pricing, we could lose a significant competitive advantage, we may have to source our purchases from multiple factories. This could have an adverse impact on the price we pay for batteries and other products that we carry and may also adversely impact other factors such as the quality of our products and the timeliness of our shipments. This could then adversely impact our ability to meet customer expectations and damage our reputation.

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

           For the years ended December 31, 2007, 2006 and 2006, we purchased approximately 50%, 39% and 30%, respectively, of our products through foreign sources, predominantly in China and other Pacific Rim countries. In some instances, particularly when we are dealing with a new supplier, we are required to finance a portion of the tooling cost and raw material purchases that the factory will incur to meet our requirements. Sometimes our customer will offset our exposure by paying us an upfront fee. However, this is not always the case and we are often at risk if the factory cannot deliver the goods to us. As a result, our ability to sell certain products at competitive prices could be adversely affected by any of the following:

•	increases in tariffs or duties;

•	changes in trade treaties;

•	strikes or delays in air or sea transportation;

•	future United States legislation with respect to pricing and/or import quotas on products imported from foreign countries;

•	changes in local laws and regulations;

•	wars, hostilities or other military activity;

•	expropriation of private enterprises;

•	currency limitations including restrictions on repatriation or transfer of funds; and

•	turbulence in offshore economies or financial markets.

          Our ability to be competitive with respect to sales of imported components could also be affected by other governmental actions and policy changes, including anti-dumping and international antitrust legislation.

          Currency fluctuations could have a negative impact on financial performance, which may result in the loss of all or a portion of your investment in us.

          Although all of our transactions are recorded in U.S. dollars, adverse currency fluctuations could make components manufactured abroad more expensive, cause shortages due to unfavorable export conditions or cause our foreign suppliers to limit exports to the United States. Significant changes in the value of the Chinese renminbi in relation to the U.S. dollar began occurring during 2007 and if changes continue unfavorably, it could increase the cost of goods and raw materials for Chinese manufacturers, which they would then look to incorporate into the price of goods that we purchase from them. As a result, we cannot assure you that currency fluctuations will not have a material adverse effect on our operating results in the future.

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

          The electronics industry, in general, has been susceptible to supply shortages and price volatility. In part, these conditions are attributable to the price of lead and copper, the two principal raw materials used to manufacture electronic components, and the price of oil, which impacts both manufacturing costs and shipping costs. Over the past few years, prices for lead and copper have increased significantly. In the last 10 years, the price of oil has increased over 500%, from approximately $20 per barrel to over $100 per barrel. These price increases could lead to supply shortages as manufacturers hold up or delay production in the hope that prices will come down or because they do not have the capital to continue purchasing raw materials at the same level. These shortages could adversely impact our ability to satisfy customer demands, impairing not only our financial performance but jeopardizing our ongoing relationships with our customers. In addition, it is not always possible to pass along these price increases to our customers, which would have an unfavorable impact on our gross margins and overall profitability. On the other hand, as a result of price decreases, which are also possible when dealing with commodity-based products, we may experience periods when our investment in inventory exceeds the market price of such products. This could have a negative impact on our sales and gross profit.

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

          We manage our product distribution in the continental United States through our operations in Carrollton, Texas, and three regional logistics centers located in Oklahoma City, Columbus, Georgia and Las Vegas, Nevada. A serious disruption, such as earthquakes, tornados, floods, or fires, at any of our logistics centers could damage our inventory and could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. We could incur significantly higher costs and experience longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a distribution center. As a result, any such disruption could have a material adverse effect on our business.

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

•	disrupting our business;

•

incurring additional expense associated with a write-off of all or a portion of the related goodwill and other intangible assets due to changes in market conditions or the economy in the markets in which we compete or because acquisitions are not providing the expected benefits;

•	incurring unanticipated costs or unknown liabilities;

•	managing more geographically-dispersed operations;

•	diverting management’s resources from other business concerns;

•	retaining the employees of the acquired businesses;

•	maintaining existing customer relationships of acquired companies;

•	assimilating the operations and personnel of the acquired businesses; and

•	maintaining uniform standards, controls, procedures and policies.

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

          As of December 31, 2007 we owed two notes to Zunicom, our former corporate parent and largest shareholder. One note has an original principal amount of $3 million. The other note has an original principal amount of $2.85 million. Both notes have a maturity date of June 20, 2012. The notes bear interest at 6% with interest only payable during the first 18 months of the term. Thereafter, interest and principal will be payable in 16 equal quarterly installments beginning September 20, 2008. The combined payments under both notes may adversely impact our working capital position.

          We will incur increased costs as a result of being a public company, which may divert management attention from our business and impair our financial results.

          As a public company, we incur significant legal, accounting and other expenses that we did not incur as a wholly-owned subsidiary of Zunicom. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the American Stock Exchange, has required changes in corporate governance practices of public companies. We expect these new rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. These new rules and regulations have also increased the cost of directors’ and officers’ liability insurance. We continually evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

          Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our ability to produce accurate financial statements and on our stock price.

          Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (S-Ox 404), we are required to furnish a report on our internal controls over financial reporting. The internal control report must contain (a) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (b) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (c) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective and (d) a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting. Management’s assessment report was completed for the period covered by this report and current rules require the independent registered public accounting firm’s attestation report must be completed before we file our annual report for the year ending December 31, 2009.

          To comply with S-Ox 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we continue to dedicate internal resources, engage outside consultants and implement a detailed work plan to (a) assess and document the adequacy of internal control over financial reporting, (b) take steps to improve control processes where appropriate, (c) validate through testing that controls are functioning as documented and (d) implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, we can provide no assurance as to our, or our independent registered public accounting firm’s, conclusions with respect to the effectiveness of our internal control over financial reporting under S-Ox 404. There is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal controls over financial reporting are effective as required by S-Ox 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Risks Related to Our Stock

          Currently our common stock is “ thinly traded”. If an active market does not develop for our securities, you may not be able to sell our common stock when you want.

          Since our stock began trading on the American Stock Exchange, daily trading volume has been erratic. An active trading market in our common stock may never develop. An illiquid market makes it more difficult for you to sell our stock should you desire or need to do so. Even more, the market price of our securities may be volatile, fluctuating significantly in response to a number of factors, some of which are beyond our control. These factors include:

•	quarterly and seasonal variations in operating results;

•	changes in financial estimates and ratings by securities analysts;

•	announcements by us or our competitors of new product and service offerings, significant contracts, acquisitions or strategic relationships;

•	publicity about our company, our services, our competitors or business in general;

•	additions or departures of key personnel;

•	fluctuations in the costs of materials and supplies;

•	any future sales of our common stock or other securities; and

•	stock market price and volume fluctuations of publicly-traded companies in general and in the electronic industry in particular.

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

          Zunicom is our largest shareholder and has significant influence over us, which may result in conflicts of interest, or the appearance of such conflicts, and may adversely impact our value and the liquidity of our stock.

          Zunicom directly owns 40.0% of our outstanding common. William Tan, our chairman, is also the chairman of Zunicom and Ian Edmonds, our chief operating officer and a member of our board of directors (the “Board”) and the son-in-law of Mr. Tan, is also a member of the board of directors of Zunicom. As a result, Zunicom has significant influence over all matters requiring approval by our stockholders, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of influence could be disadvantageous to other stockholders with different interests, which could result in reducing our profitability. In addition, this concentration of share ownership, and the appearance of conflicts, even if such conflicts do not materialize, may adversely affect the trading price for our common stock, because investors often perceive disadvantages in owning stock in companies with a significant concentration of ownership among a limited number of shareholders. We do not have a formal procedure for resolving any conflicts of interest.

          Future sales or the potential for sale of a substantial number of shares of our common stock could cause the trading price of our common stock to decline and could impair our ability to raise capital through subsequent equity offerings.

          Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities. We have 5,000,000 shares of common stock issued and outstanding and an additional 1,800,000 shares of common stock reserved for future issuance as follows:

•	1,500,000 shares reserved for issuance under our 2006 Stock Option Plan; and

•	300,000 shares underlying warrants sold during our IPO.

          All our outstanding common shares may be freely traded. However, since our IPO, the shares have been “thinly traded” in the public market. Future sales, or even the possibility of future sales, may depress our common stock price.

          Management has broad discretion over the use of proceeds from our IPO and may not apply them effectively or in the manner currently contemplated.

          We have broad discretion in determining the specific uses of the proceeds from our IPO. And when those proceeds will be used. The timing and use of our IPO proceeds will depend on a number of factors including differences between our expected and actual revenues from operations or availability of commercial financing opportunities, unexpected expenses or expense overruns or unanticipated opportunities requiring cash expenditures. As a result, shareholders will not have the opportunity to evaluate the economic, financial or other information on which we base our decisions on how to use the proceeds. Shareholders will rely on the judgment of our management with only limited information about their specific intentions regarding the use of proceeds. We may spend most of the proceeds of our IPO in ways with which shareholders may not agree. If we fail to apply these funds effectively, our business, results of operations and financial condition may be materially and adversely affected.

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

          On April 30, 2003, we entered into a lease agreement for approximately five years with approximately 5,000 square feet of retail and warehouse space in Oklahoma City, Oklahoma. We are leasing this space for approximately $1,600 per month beginning August 1, 2003 through July 31, 2008. We are currently negotiating for a lease renewal or replacement of our existing space.

          We entered into a lease agreement for approximately 9,550 square feet of retail and warehouse space in Las Vegas, Nevada. As of January 1, 2006 we are leasing this space for approximately $10,530 per month. The lease was effective as of January 1, 2006 and expires December 31, 2008. We are currently negotiating for a lease renewal or replacement of our existing space.

          We entered into a lease agreement during 2007 for approximately 18,000 square feet of retail and warehouse space in Columbus, Georgia. We are leasing this space for approximately $6,000 per month. The lease was effective as of August 1, 2007 and expires July 31, 2010.

ITEM 3.	LEGAL PROCEEDINGS

          Energizer Holdings, Inc. and Eveready Battery Company, Inc. (collectively “Eveready”) have initiated legal proceedings against us and over 20 other respondents relating to the manufacture, importation and sale of certain alkaline batteries alleged to infringe U.S. Patent No. 5,464,709. Eveready is seeking a general exclusion order with respect to future importation of these batteries. We have denied infringement and have been vigorously defending this action. The International Trade Commission ruled against Eveready and Eveready then appealed to the United States Court of Appeals for the Federal Circuit. On January 25, 2006, in the Federal Circuit reversed the Commission’s holding of invalidity and remanded for further proceedings based on its construction of Eveready’s patent. On February 23, 2007, the International Trade Commission again ruled that Everyready’s patent was invalid and terminated the investigation. Eveready appealed that decision to the Federal Circuit where oral arguments were heard on November 5, 2007. As of the date of this report no decision has been reached. For more information, see In re Certain Zero-Mercury-Added Alkaline Batteries, Parts Thereof and Products Containing Same, Investigation No. 337-TA-493, in the United States International Trade Commission.

          In A.J. Gilson v. Universal Power Group, Inc., Cause No. 05-09448-H, in the 160th Judicial Court of Dallas County, Texas plaintiff, a former independent sales representative for Universal Power Group, brought an action asserting claims for breach of contract, promissory estoppel and quantum meruit, alleging that Universal failed to pay him commissions owed in the amount of $430,722. We denied plaintiff’s allegations. Trial was conducted in this case on July 30-August 1, 2007, and a final judgement was entered on October 12, 2007 dismissing the plaintiff’s claims with prejudice. As of the date of this report no appeal has been filed.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Our common stock is listed on the American Stock Exchange (“AMEX”) under the symbol “UPG.” The following table sets forth for the periods indicated the high and low sale prices per share for our common stock, as reported on AMEX. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	Sale Prices
	High	Low
Fiscal year 2007
First Quarter(1)	$7.10	$3.96
Second Quarter	5.40	4.05
Third Quarter	5.00	3.99
Fourth Quarter	5.05	3.77

(1)

December 21, 2006, was the first day our common stock began trading on the AMEX after the consummation of our IPO (described below) on December 20, 2006. The Initial public offering price per share was $7.00.

          On March 20, 2008, the closing price of our common stock was $2.91.

          No dividends have been declared or paid on our common stock since our IPO and none are anticipated at this time. We have no shares of preferred stock outstanding.

          As of March 20, 2008, the Company had 5,000,000 shares of common stock issued and outstanding held by approximately 629 shareholders of record.

Use of Proceeds from Registered Securities and Other Information

          Our initial public offering (IPO) was declared effective on December 20, 2006. In the offering, we received net proceeds of approximately $11.8 million. We have used proceeds totaling approximately $1.1 million implementing our new warehouse management system, $0.3 million in start up of our Columbus, Georgia distribution center and $0.1 million for new product development. As of December 31, 2007 the remaining approximately $10.3 million in net proceeds have been applied to temporarily reduce our outstanding line of credit. We have made no direct or indirect payments to any directors or officers from the proceeds.

          In connection with the initial public offering, we sold to the underwriters an aggregate of 300,000 warrants, each warrant entitling the holder thereof to purchase one share of our common stock for $8.40 at any time on or after December 20, 2008 and on or before December 19, 2011.

          We have reserved 1,500,000 shares of our common stock to be issued under our 2006 Stock Option Plan and granted options to certain officers and directors representing 1,289,364 shares with an exercise prices ranging from $4.48 to $7.00 per share. The options expire December 19, 2016.

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

Statement of Operations Data:

	Years ended December 31, (in thousands except per share amounts)

	2007	2006	2005	2004	2003

Net revenues	$108,517	$92,583	$81,275	$67,160	$58,670
Cost of revenues	92,542	79,426	70,960	58,356	49,565

Gross profit	15,975	13,157	10,315	8,804	9,105

Operating expenses	11,761	11,803	7,888	7,568	7,191

Income from operations	4,214	1,354	2,427	1,236	1,914

Interest expense	(1,195)	(834)	(490)	(446)	(310)
Other income (expense)	396	40	12	(45)	—

Income from operations before income tax provision	3,415	560	1,948	745	1,603
Income tax provision	(1,191)	(272)	(814)	(347)	(685)

Net income	$2,224	$288	$1,134	$398	$919

Net income per share
Basic	$0.44	$0.10	$0.38	$0.13	$0.31
Diluted	$0.44	$0.07	$0.38	$0.13	$0.31

Weighted average common and common equivalent shares outstanding (a)
Basic	5,000	3,022	3,000	3,000	3,000
Diluted	5,001	4,175	3,000	3,000	3,000

Balance Sheet Data:
Working capital	$21,213	$20,972	$4,013	$3,905	$3,600
Total assets	$49,411	$48,119	$29,252	$22,103	$18,705
Total liabilities	$31,755	$32,806	$24,996	$18,015	$14,830
Stockholder’s equity	$17,656	$15,313	$4,255	$4,088	$3,875

(a)

On October 25, 2006 the Company’s Board of Directors authorized a forward stock split of 6.07404258 shares for each share of common stock outstanding on such date. As a result, the number of shares of common stock issued and outstanding increased from 493,905 to 3,000,000. All information in these statements gives retroactive effect to the stock split.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONSEXECUTIVE SUMMARY

          The year 2007 marked our first full year as a publicly traded company and produced our best ever operating results. Consistent with our 11 year operating history, we continued to grow our business in the rapidly expanding battery and supply chain management industries. Our overall 17.2% revenue growth over 2006 was, as it historically has been, totally organic in nature and was accomplished by executing on key growth stratgies such as increasing our penetration of new and existing customer accounts, diversifying our product mix and expanding our geographic reach.

          We believe the 38.8% revenue growth in 2007 over 2006 in our non-Brinks battery and battery-related business reflects more focused marketing efforts and increased customer penetration. We also expanded our battery, charger and portable power product lines to better meet the evolving needs of our customers and, ultimately, the end-consumer. On the other hand, going forward, we will continue to capitalize on favorable industry trends, such as the growing demand for productivity and portability in the consumer electronics industry as well as third-party logistics opportunities.

          Our geographic reach was expanded with the launch of our fourth logistics center, located in Columbus, Georgia. The new logistics center not only improves transit times and service opportunities in the south-eastern markets, but provides new revenue opportunities through targeted regional sales efforts. We intend to launch additional logistics centers in the near future.

          While 2007’s financial results were comparatively strong, the year was not without its challenges. Throughout the full year, we faced higher raw material costs as prices of lead, copper and zinc reached new levels. Even though we were able to pass through most of the raw material price increases, our margins were impacted. Our Brinks Home Security business grew at a slower than historical pace, with sales to Brinks and their dealers up 1.8% in 2007, which was offset by the significant growth and strength of our other battery and related business. We also absorbed substantial additional costs that come with being a public company. Despite these challenges, we were able to deliver strong financial results to our shareholders.

          In addition to targeted organic growth, acquisitions remain a significant component of our expansion initiatives and growth plans. We continue to diligently evaluate markets and suitable acquisition candidates that will facilitate reaching our strategic objectives.

          During 2007 we initiated our Sarbanes-Oxley 404 compliance plan and incurred approximately $266,000 in related costs, primarily during the fourth quarter. As of December 31, 2007 we had incurred approximately 90% of anticipated implementation costs and had substantially completed implementation of our compliance plan.

          As we enter into 2008, we remain optimistic, opportunistic and very positive about our future. We have made and will continue to make the necessary investments in our infrastructure, namely, our distribution facilities, our warehouse management system and our people, to support and facilitate our immediate and long-term growth objectives.

          For the full-year 2007, our revenues increased to $109 million, up $16 million, or 17.2%, from $93 million for 2006. Our operating income rose to $4.2 million in 2007, up $2.8 million from $1.4 million in 2006. Our net income rose to $2.2 million in 2007, up $1.9 million from $0.3 million in 2006. Our 2006 results included a $2.2 million non-cash charge against operating income for stock-based compensation compared to $0.1 million in 2007.

          Our 2007 revenues from sources other than Brinks and their dealers rose 38.8% to $53.6 million from $38.6 million for 2006, reflecting growth of new and existing customer accounts as well as price increases implemented by us to offset higher costs of goods sold. Growth in our higher margin business for 2007 was driven approximately 41% by volume and 59% by price increases. Revenues from Brinks and their dealers increased to $55.0 million, up 1.8% compared to $54.0 million for 2006. We believe this modest increase partially reflects slower growth in the residential housing market.

          Gross margin improved as a percentage of revenues for the year ended December 31, 2007 to 14.7% compared to 14.2% for the comparable period in 2006. This increase in gross margin generally reflects product mix improvement as well as price increases to offset higher raw material costs. We continue to focus on and develop higher margin products and markets. As mentioned above, the industry continues to experience significant volatility in certain raw materials. As raw material prices are expected to remain volatile during 2008, we will continue recovering these increases from our customers wherever possible. Currently, there is no indication that we will not be able to obtain supplies of all the materials that we require. Maintaining and growing our gross margins will continue to be more challenging while prices for raw materials are volatile.

          A more detailed analysis of our results of operations and financial condition follows:

Results of Operations Year Ended December 31, 2007 Compared to December 31, 2006

          Revenues

          Net revenues for the year ended December 31, 2007 were $108.5 million compared to net revenues of $92.6 million for the similar period in 2006, an increase of $15.9 million, or 17.2%. In the 2007 period, our non-Brinks sales of batteries, battery-related and battery-powered products increased by $15.0 million, or 38.8% from 2006. Sales to Brinks, including their dealers, was $55.0 million compared to $54.0 million in the 2006 period, an increase of $1.0 million, or 1.8%. We believe this modest increase partially reflects slower growth in the residential housing market. However, we anticipate continued overall growth in net sales of batteries and battery powered product lines and new products.

          Cost of sales

          Cost of sales is comprised of the base product cost, freight, duty and servicing fees where applicable. Cost of sales totaled $92.5 million for the year ended December 31, 2007, compared to $79.4 million in the comparable 2006 period, an increase of $13.1 million, or 16.5%. Cost of sales as a percentage of sales decreased to 85.3% in the 2007 period from 85.8% for the comparable 2006 period. This cost decrease was attributable to higher margins on power products and batteries but offset by the lower margins earned on sales to Brinks. Our overall gross margins for the year ended December 31, 2007, was approximately 14.7% compared to gross margins of 14.2% for the comparable period in 2006. We will continue to monitor customer and vendor pricing due to raw material and shipping cost increases, which are expected to continue in the near future.

          Operating expenses

          Selling, general and administrative expenses were flat at $11.8 million for the years ended December 31, 2007 and, 2006, which period included a stock-based compensation charge of $2.2 million compared to $0.1 million in 2007. The changes in selling, general and administrative expenses were primarily attributable to decreases in non-cash stock-based compensation charges of $2.1 million and $0.5 million in management fees, offset by increases primarily attributable to salaries, employee bonuses, and payroll taxes totaling $0.6 million, sales and marketing activities of $0.2 million, rent and facilities related costs of $0.4 million, credit card and bank fees of $0.1 million, as well as costs associated with being a new public company totaling approximately $1.1 million, which included $0.5 million in consulting fees and $0.6 million in general corporate expenses such as legal, insurance, travel and supplies. Additional expenses incurred in connection with opening a new regional logistics center in Columbus, Georgia during the fourth quarter of 2007 contibuted to the increases.

          Interest expense

          Our interest expense totaled $1.2 million for the year ended December 31, 2007 compared to $0.8 million for the year ended December 31, 2006, an increase of $0.4 million, or 43.3%. The increase is due primarily to interest totaling $0.4 million paid on the notes payable to Zunicom. For the year ended December 31, 2007 the average outstanding loan balance on our line of credit was $10.0 million, compared to $10.6 million for the year ended December 31, 2006. We expect interest expense to continue to increase as a result of the potential for a higher level of debt on our working capital line to finance growth and/or acquisitions and to make payments on the notes payable to Zunicom totaling $12.8 million and $5.9 million, respectively, as of December 31, 2007.

Comparison of years ended December 31, 2006 and 2005

          Revenues

          Net revenues for the year ended December 31, 2006 were $92.6 million compared to net revenues of $81.3 million for the similar period in 2005, an increase of $11.3 million, or 13.9%. In the 2006 period net sales to Brinks was $44.7 million compared to $45.4 million in the 2005 period, a decrease of $0.7 million. We attribute the overall decrease in our sales to Brinks primarily to a slowing of the housing market during 2006, while purchases of batteries and battery-related and battery-powered products increased by $8.0 million from 2005.

          Cost of sales

          Cost of sales is comprised of the base product cost, freight, duty and servicing fees where applicable. Cost of sales totaled $79.4 million for the year ended December 31, 2006, compared to $71.0 million in the comparable 2005 period, an increase of $8.4 million, or 11.8%. Cost of sales as a percentage of sales decreased to 85.8% in the 2006 period from 87.3% for the comparable 2005 period. This decrease was attributable to higher margins on power products and batteries but offset by the lower margins earned on sales to Brinks. Our overall gross margins for the year ended December 31, 2006, was approximately 14.2% compared to gross margins of 12.7% for the comparable period in 2005.

          Operating expenses

          Selling, general and administrative expenses were $11.8 million for the year ended December 31, 2006, including a non-cash stock-based compensation charge of $2.2 million, compared to $7.9 million for the year ended December 31, 2005 period, an increase of $3.9 million, or 49.6%. The increase in selling, general and administrative expenses was primarily attributable to the non-cash stock-based compensation charge of $2.2 million. An additional increase totaling $1.7 million was attributable primarily to increases in salaries, employee bonuses, and payroll taxes totaling $0.7 million, sales and marketing activities, commissions and fees of $0.2 million, rent and facilities related costs of $0.3 million and general corporate expenses of $0.6 million including legal, insurance, computer services, state taxes, travel and supplies. These increases were offset primarily by a reduction in consulting fees of $0.1 million. We also incurred additional expenses in connection with closing our Kansas branch office in April 2006 and opening a new regional logistics center in Las Vegas, Nevada, in June 2006.

          Interest expense

          Our interest expense totaled $.8 million for the year ended December 31, 2006 compared to $0.5 million for the year ended December 31, 2005, an increase of $0.3 million, or 70.1%. The increase was due to increased borrowings at a higher interest rate than the comparable prior year period. For the year ended December 31, 2006 the average outstanding loan balance on our line of credit was $10.6 million, compared to $7.8 million for the year ended December 31, 2005.

Liquidity — Year Ended December 31, 2007

          We had cash and cash equivalents of $.7 million and $13.0 million at December 31, 2007 and 2006, respectively.

          Net cash used in operating activities was $9.1 million through December 2007 compared to cash used in operations of $3.3 million for the similar period in 2006. The cash used in operating activities in 2007 is primarily related to net income of $2.2 million, non-cash stock option compensation totaling $0.1 million, provision for bad debts and obsolete inventory totaling $0.1 million, depreciation of property and equipment of $0.2 million, a change in deferred taxes totaling $0.1 million, a decrease in due from Zunicom, Inc. of $0.2 million, increases in accounts payable, accrued liabilities and deferred rent totaling $0.8 million, offset by increases in accounts receivable-trade of $2.5 million, inventories of $9.8 million and prepaid and other current assets of $0.3 million.

          Cash used in investing activities in 2007 of $1.5 million was used to purchase property and equipment.

          Net cash provided in financing activities during 2007 primarily consisted of a net change in our line of credit of $1.7 million, made up of $13.6 million from advances on the line of credit, offset principally by a payment from our IPO net proceeds of $11.9 million. We have a $30 million line of credit with Compass Bank which matures on July 5, 2012. The facility bears interest at LIBOR Index Rate plus a sliding range from 1.25% to 2.50% based on quarterly covenant performance. At December 31, 2007 that rate was 7.0%. The line of credit is due on demand and is secured by accounts receivable, inventories, and equipment. The line’s availability is based on a borrowing formula, which allows for borrowings equal to 85% of UPG’s eligible accounts receivable and a percentage of eligible inventory. In addition, UPG must maintain certain financial covenants including ratios on funded debt to EBITDA, as well as a fixed charge ratio. The advance formula referenced in the Amended and Restated Revolving Credit and Security Agreement (“Credit Agreement”) as the “Borrowing Base” is eighty-five percent (85.0%) of the outstanding value of Borrower’s Eligible Accounts Receivable plus fifty percent (50.0%) of the value of Borrower’s Eligible Inventory (as defined in the Credit Agreement). Advances against Borrower’s Eligible Inventory shall not exceed the lesser of (a) $30,000,000 or (b) an amount equal to the product of (i) one and one-half (1.5), multiplied by (ii) eighty-five percent (85%) of the outstanding value of Borrower’s Eligible Accounts Receivable at any one time outstanding. At December 31, 2007, approximately $12.8 million was outstanding under the line of credit and approximately $7.0 million remained available for borrowings under the line of credit based on the borrowing formula.

Capital Resources

          At December 31, 2007 we did not have any material commitments for capital expenditures. We may enter into various commitments during 2008 if expansion opportunities develop. Material items will be disclosed in press releases and other appropriate filings as they develop. We have no off balance sheet financing arrangements.

Contractual Obligations

          The following table summarizes the amounts of payments due under specified contractual obligations at December 31, 2007.

	Payments Due By Period

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-Term Debt	$5,850,000	$731,250	$2,925,000	$2,193,750	$—
Capital Leases	6,609	6,609	—	—	—
Operating Leases	3,477,282	825,037	1,396,494	1,240,673	15,078
Total	$9,333,891	$1,562,896	$4,321,494	$3,434,423	$15,078

          In 2006 we declared a $3 million dividend payable to our former parent, Zunicom. The dividend is evidenced by a note payable, which has a maturity date of June 20, 2012 and which bears interest at the rate of 6% per annum. Interest on the unpaid principal amount of this note is payable quarterly, in arrears, and the principal amount will be repaid in 16 equal quarterly installments of $187,500 beginning September 20, 2008. At December 31, 2007 we also owed Zunicom an additional $2.85 million, reflecting a portion of the tax benefit of the consolidated losses used to offset our taxable income. The obligation is evidenced by a note bearing interest at 6% per annum and maturing June 20, 2012. Interest on the unpaid principal amount of this note is payable quarterly, in arrears, and the principal amount will be repaid in 16 equal quarterly installments of $178,125 beginning September 20, 2008. These obligations are reflected in the table above as “Long-Term Debt”.

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

          The Company is a distributor who purchases both finished goods and components from domestic and international suppliers. The Company adds value to products and components by packaging them in customer specified “kits” or tailor made units that are convenient for the customer to order and ship. Additionally, the Company has several customers that require specific battery solutions for inclusion in their own products. The Company will obtain the battery and necessary components and configure a new finished good unit based upon customer specifications. The Company refers to this process as a “value added service”. The Company recognizes sales of finished goods at the time the customer takes title to the product.

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

          The Company utilizes the asset and liability approach to accounting and reporting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”). Deferred income tax assets and liabilities are computed annually for differences between the financial and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

          The Company uses an estimate of its annual income tax rate to recognize a provision for income taxes in financial statements for interim periods. However, changes in facts and circumstances could result in adjustments to the Company’s effective tax rate in future quarterly or annual periods.

Stock-Based Compensation

          On January 1, 2006, we began accounting for stock options under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), which requires the recognition of the fair value of stock- based compensation. Under the fair value recognition provisions for FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair vlaue of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards wich requires various judgemental assumptions including estimating stock price volatility, forfeiture rates and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. In adition, we consider many factors when estimating expected forfeiturs and expected life, including types of awards, employee class and historical experience. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

          We adopted FAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

Recent Accounting Pronouncements

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilites, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilites as noted in the proposed FSP FAS 157-b. The partial adoption of SFAS No. 157 will not have a material impact on our financial position, results of operations or cash flows.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact, if any, that SFAS 159 will have on its financial statements.

          In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141. The provisions of SFAS 141(R) are similar to those of SFAS 141; however, SFAS 141(R) requires companies to record most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination at “full fair value.” SFAS 141(R) also requires companies to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation and to expense acquisition costs as incurred. This statement applies to all business combinations, including combinations by contract alone. Further, under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The provisions of SFAS 141(R) will impact the Company if it is a party to a business combination after the pronouncement is adopted.

          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS 160 is effective for periods beginning on or after December 15, 2008. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide other disclosures as required by Statement 160.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Foreign Currency Exchange

          Our customers are primarily located in the United States. On the other hand, many of our suppliers are located outside the United States and, as a result, our financial results could be impacted by foreign currency exchange rates and market conditions abroad. Since a significant portion of our products are imported from China, we continue to monitor the current weakness of the U. S. dollar against the strength of the Chinese reminibi. We have not used derivative instruments to hedge our foreign exchange risks though we may choose to do so in the future.

          Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. The effect of foreign exchange rate fluctuations on us during the year ended December 31, 2007 was not material.

     Interest Rates

          Our exposure to market rate risk for changes in interest rates is related primarily to our line of credit. A portion of the outstanding borrowings on the line of credit bears an interest rate of LIBOR plus a sliding range up to 2.5%. A change in the LIBOR rate could have a material effect on interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Information required by this Item begins on page F-1 and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

          Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this Report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Universal Power Group, Inc. have been detected.

          Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) has undertaken an assessment of the effectiveness of the our internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operations effectiveness of those controls. Based upon on this assessment, management has concluded that as of December 31, 2007, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with U.S. generally accepted accounting principles.

          This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

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

          The information required by this item will be included in our Proxy Statement filed and distributed in connection with our 2008 Annual Meeting of Shareholders, which information is incorporated by reference.

Code of Ethics

          We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. This Code of Ethics is posted on our website at www.upgi.com.

Section 16(a) Beneficial Ownership Reporting Compliance

          Based on a review of the Forms 3, 4 and 5 submitted during and with respect to the year ended December 31, 2007, there have been no untimely filings of such required forms, except that (i) a beneficial owner of 10% of our outstanding common stock did not timely file a Form 3 and a Form 4 filing to report nine transactions; and (ii) four members of our board of directors did not timely file a Form 4 filing to report their respective stock option awards. As of the date of this Annual Report, all the aforementioned reporting persons have made all the necessary filings.

ITEM 11.	EXECUTIVE COMPENSATION

          The information required by this item will be included in our Proxy Statement filed and distributed in connection with our 2008 Annual Meeting of Shareholders, which information is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

          The information required by this item will be included in our Proxy Statement filed and distributed in connection with our 2008 Annual Meeting of Shareholders, which information is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          The information required by this item will be included in our Proxy Statement filed and distributed in connection with our 2008 Annual Meeting of Shareholders, which information is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this item will be included in our Proxy Statement filed and distributed in connection with our 2008 Annual Meeting of Shareholders, which information is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) 1. Financial Statements.

          The following financial statements of Universal Power Group, Inc. are submitted as a separate section of this report (See F-pages) and are incorporated by reference in Item 8:

•	Report of Independent Registered Public Accounting Firm

•	Balance Sheets as of December 31, 2007 and 2006

•	Statements of Income for the years ended December 31, 2007, 2006 and 2005

•	Statement of Changes in Shareholders’ Equity for the years ended December 31, 2007, 2006, and 2005

•	Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005

•	Notes to Financial Statements

               2. Financial Statement Schedules.

               Schedule II – Valuation and Qualifying Accounts.

          All other schedules are omitted because they are either not required or not applicable or the required information is shown in the Financial Statements or Notes thereto.

               3. Exhibits.

          See Item 15(b) below.

          (b) Exhibits

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Formation (including Amended and Restated Articles of Incorporation) (1)

3(ii)	Amended and Restated Bylaws (1)

4.1	Specimen stock certificate (1)

4.2	Form of representatives’ warrant (1)

10.1(a)	Form of 2006 Stock Option Plan (1)

10.1(b)	Form of Stock Option Agreement (1)

10.2	Form of Randy Hardin Employment Agreement (1)(2)

10.3	Form of Ian Edmonds Employment Agreement (1)(2)

10.4	Form of Mimi Tan Employment Agreement (1)(2)

10.5	Amended and Restated Revolving Credit and Security Agreement with Compass Bank dated June 19, 2007

10.6	Purchase Agreement, dated June 1, 2004, with Brinks Home Security (1)

10.7	Real Property Lease for 1720 Hayden Road, Carrollton, Texas (1)

10.8	Real Property Lease for 11605-B North Santa Fe, Oklahoma City, Oklahoma (1)

10.9	Real Property Lease for Las Vegas, Nevada (1)

10.10	Agreement with Import Consultants (1)

10.11(a)	Form of Promissory Note in the amount of $2,850,000 payable to Zunicom (1)

10.11(b)	Form of Promissory Note in the amount of $3,000,000 payable to Zunicom (1)

10.12	Director-Nominee Consents

	a)	Leslie Bernhard(1)

	b)	Marvin I. Haas(1)

	c)	Garland P. Asher(1)

	d)	Robert M. Gutkowski(1)

10.13	Third Party Logistics & Purchase Agreement, dated as of November 20, 2006, with Brinks Home Security (1)

21.1	Subsidiaries**

23.1	Consent of KBA Group LLP *

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

**	UPG does not have any significant subsidiaries.

(1)	Incorporated by reference to the Exhibit with the same number to UPG’s Registration Statement on Form S-1 (SEC File No. 333-137265) effective as of December 20, 2006.

(2)	Management contract, compensation plan or arrangement.

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

Date: March 28, 2008

Universal Power Group, Inc.

By: /s/ Randy Hardin

Randy Hardin
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date

Principal Executive Officer:

/s/ Randy Hardin	Chief Executive Officer and Director	March 28, 2008

Randy Hardin

Principal Financial Officer:

/s/ Roger Tannery
	Chief Financial Officer	March 28, 2008
Roger Tannery

Directors:

/s/ William Tan	Chairman of the Board	March 28, 2008

William Tan

/s/ Ian Edmonds	Director	March 28, 2008

Ian Edmonds

/s/ Garland Asher	Director	March 28, 2008

Garland Asher

/s/ Marvin Haas	Director	March 28, 2008

Marvin Haas

/s/ Robert M. Gutkowski	Director	March 28, 2008

Robert M. Gutkowski

/s/ Leslie Bernhard	Director	March 28, 2008

Leslie Bernhard

ITEM 15 (A) (1)

FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

UNIVERSAL POWER GROUP, INC.

DECEMBER 31, 2007

INDEX TO FINANCIAL STATEMENTS

UNIVERSAL POWER GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Universal Power Group, Inc.

          We have audited the accompanying balance sheets of Universal Power Group, Inc. (the “Company”) as of December 31, 2007 and 2006 and the related statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Power Group, Inc., as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

          As discussed in Note B to the financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ KBA GROUP LLP

Dallas, Texas
March 28, 2008

UNIVERSAL POWER GROUP, INC.

BALANCE SHEETS

ASSETS

	December 31,

	2007	2006

CURRENT ASSETS
Cash and cash equivalents	$691,288	$13,036,447
Accounts receivable:
Trade, net of allowance for doubtful accounts of $129,371 and $114,257	12,593,430	10,171,055
Other (including $0 and $186,617 from related parties)	149,262	211,854
Inventories – finished goods, net of allowance for obsolescence of $193,780 and $200,715	32,345,377	22,571,534
Current deferred tax asset	983,114	1,087,163
Prepaid expenses and other current assets	880,907	571,073

Total current assets	47,643,378	47,649,126

PROPERTY AND EQUIPMENT
Logistics and distribution systems	1,417,269	349,388
Machinery and equipment	338,220	246,514
Furniture and fixtures	492,267	288,457
Leasehold improvements	272,096	188,691
Vehicles	151,598	151,598

	2,671,450	1,224,648
Less accumulated depreciation and amortization	(985,735)	(787,554)

Net property and equipment	1,685,715	437,094

OTHER ASSETS	81,459	33,073

TOTAL ASSETS	$49,410,552	$48,119,293

The accompanying notes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.

BALANCE SHEETS (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,

	2007	2006

CURRENT LIABILITIES
Line of credit	$12,833,031	$14,573,595
Accounts payable	12,257,350	11,529,002
Accrued liabilities	537,248	540,839
Current portion of payable to Zunicom, Inc	731,250	—
Current portion of capital lease obligations	6,609	18,726
Current portion of deferred rent	64,446	15,423

Total current liabilities	26,429,934	26,677,585

CAPITAL LEASE OBLIGATIONS, less current portion	—	6,613
NOTES PAYABLE TO ZUNICOM, INC, less current portion	5,118,750	5,850,000
NON-CURRENT DEFERRED TAX LIABILITY	25,455	64,663
DEFERRED RENT, less current portion	180,776	206,975

Total liabilities	31,754,915	32,805,836

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding	50,000	50,000
Additional paid-in capital	15,381,684	15,263,457
Retained earnings	2,223,953	—

Total shareholders’ equity	17,655,637	15,313,457

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,410,552	$48,119,293

The accompanying notes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.

STATEMENTS OF INCOME

	Year Ended December 31,

	2007	2006	2005

Net sales	$108,517,097	$92,583,521	$81,275,175
Cost of sales	92,541,735	79,426,270	70,960,235

Gross profit	15,975,362	13,157,251	10,314,940
Operating expenses (including $0, $480,000, $480,000 to Zunicom, Inc.)	11,761,427	11,803,071	7,888,475

Operating income	4,213,935	1,354,180	2,426,465
Other income (expense)
Interest expense (including $351,000, $0, $0 to Zunicom, Inc.)	(1,195,079)	(833,731)	(490,096)
Interest income	396,083	40,109	1,599
Other, net	—	—	10,151

Total other expense	(798,996)	(793,622)	(478,346)

Income before provision for income taxes	3,414,939	560,558	1,948,119
Provision for income taxes	(1,190,986)	(272,645)	(813,783)

Net income	$2,223,953	$287,913	$1,134,336

Net income per share
Basic	$0.44	$0.10	$0.38

Diluted	$0.44	$0.07	$0.38

Weighted average shares outstanding
Basic	5,000,000	3,021,918	3,000,000

Diluted	5,001,305	4,174,817	3,000,000

The accompanying notes are integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital
				Retained Earnings
	Shares	Amount			Total

Balances at January 1, 2005	3,000,000	$30,000	$3,822,597	$235,411	$4,088,008
Dividends declared	—	—	—	(966,671)	(966,671)
Net income for 2005	—	—	—	1,134,336	1,134,336

Balances at December 31, 2005	3,000,000	30,000	3,822,597	403,076	4,255,673
Sale of common stock (net of offering costs)	2,000,000	20,000	11,935,222	—	11,955,222
Stock-based compensation expense	—	—	2,175,035	—	2,175,035
Dividends declared	—	—	(3,273,011)	(690,989)	(3,964,000)
Capital contribution from Zunicom, Inc.	—	—	603,614	—	603,614
Net income for 2006	—	—	—	287,913	287,913

Balances at December 31, 2006	5,000,000	50,000	15,263,457	—	15,313,457
Stock-based compensation expense	—	—	118,227	—	118,227
Net income for 2007	—	—	—	2,223,953	2,223,953

Balances at December 31, 2007	5,000,000	$50,000	$15,381,684	$2,223,953	$17,655,637

The accompanying notes are an integral part of this financial statement.

UNIVERSAL POWER GROUP, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,223,953	$287,913	$1,134,336
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	235,681	154,197	137,978
Provision for bad debts	93,980	126,127	48,187
Provision for obsolete inventory	45,000	50,000	55,962
Deferred income taxes	64,841	(888,928)	2,301
Loss on disposal of property and equipment	—	—	962
Stock-based compensation	118,227	2,175,035	—
Non-cash tax expense	—	952,864	—
Changes in operating assets and liabilities:
Accounts receivable – trade	(2,516,355)	(1,892,093)	(1,104,788)
Accounts receivable – other	(124,025)	88,982	77,356
Inventories	(9,818,843)	(3,511,256)	(5,913,069)
Prepaid expenses and other current assets	(309,834)	1,850	(214,237)
Other assets	(85,886)	35,208	2,724
Accounts payable	728,347	(858,885)	5,305,613
Accrued liabilities	(3,590)	316,688	58,811
Due to Zunicom, Inc.	186,617	(334,711)	811,482
Deferred rent	22,824	(30,749)	(8,696)

Net cash provided by (used in) operating activities	(9,139,063)	(3,327,758)	394,922

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,446,802)	(94,496)	(185,649)

CASH FLOWS FROM FINANCING ACTIVITIES
Net activity on line of credit	(1,740,564)	5,312,160	734,532
Net proceeds from IPO	—	11,955,223	—
Payments on capital lease obligations	(18,730)	(20,977)	(20,968)
Payment of dividends to Zunicom, Inc.	—	(964,000)	(882,491)

Net cash provided by (used in) financing activities	(1,759,294)	16,282,406	(168,927)

The accompanying notes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,

	2007	2006	2005

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(12,345,159)	$12,860,152	$40,346
Cash and cash equivalents at beginning of year	13,036,447	176,295	135,949

Cash and cash equivalents at end of year	$691,288	$13,036,447	$176,295

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$1,356,108	$72,939	$74,243

Interest paid	$1,205,657	$833,731	$490,096

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Payable to Zunicom, Inc. converted to note payable	$—	$2,850,000	$—

Dividends due to Zunicom, Inc	$—	$3,000,000	$269,180

The accompanying notes are an integral part of these financial statements

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

          Until December 20, 2006, the Company was a wholly-owned consolidated subsidiary of Zunicom, Inc. (“Zunicom”), a Texas corporation, whose stock is traded on the OTC Bulletin Board under the symbol “ZNCM.OB.” On December 20, 2006, the U.S. Securities and Exchange Commission declared effective a registration statement filed by the Company registering the sale of 2,000,000 shares of its common stock by the Company and 1,000,000 of the Company’s common stock owned by Zunicom. As a result of the offering, Zunicom’s interest in the Company was reduced to 40%. Zunicom no longer owns a controlling interest in UPG; however, as the largest shareholder, Zunicom does have significant influence over UPG.

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

          The Company is a significant supplier for Brinks Home Security, Inc. (“Brinks”). In order to meet its obligations to Brinks, the Company maintains certain inventory levels at all times. Inventory held related to the Company’s relationship with Brinks, primarily security products, totaled approximately $10.0 million and $9.4 million, respectively, at December 31, 2007 and 2006. Brinks is obligated to purchase from the Company any and all remaining inventory held by the Company pursuant to an agreement with Brinks (including inventory in transit) and reimburse the Company for any applicable cancellation fees to the manufacturer upon early termination of the relationship.

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

          At December 31, 2007 and 2006, property and equipment includes $50,204 and $112,085, respectively, of assets which have been financed under capital leases. The accumulated amortization related to these assets at December 31, 2007 and 2006 totaled $37,271 and $77,362, respectively. Amortization expense related to these assets during the years ended December 31, 2007, 2006, and 2005 totaled $10,139, $20,656, and $20,715, respectively. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

UNIVERSAL POWER GROUP, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

          Through December 20, 2006, the Company was included in the consolidated federal income tax return filed by Zunicom. Subsequent to December 20, 2006, the Company is required to file its own tax return. Income taxes are calculated as if the Company filed on a separate return basis. Current income tax receivable/payable through December 20, 2006, if any, is recorded as a due from/to Zunicom and deferred tax assets and liabilities are recorded separately.

          In January 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The Company did not recognize any adjustments to the financial statements as a result of its implementation of FIN 48.

          The Company utilizes the asset and liability approach to accounting and reporting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”). Deferred income tax assets and liabilities are computed annually for differences between the financial and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

          The Company uses an estimate of its annual income tax rate to recognize a provision for income taxes in financial statements for interim periods. However, changes in facts and circumstances could result in adjustments to the Company’s effective tax rate in future quarterly or annual periods.

Long-Lived Assets

          The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets are reviewed when events or changes in circumstances indicate that their carrying value may not be recoverable. These evaluations include comparing the future undiscounted cash flows of such assets to their carrying value. If the carrying value exceeds the future undiscounted cash flows, the assets are written down to their fair value using discounted cash flows. The Company’s management has evaluated its long-lived assets and has not identified any impairment as of December 31, 2007, 2006 and 2005.

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

          The Company is a distributor who purchases both finished goods and components from domestic and international suppliers. The Company adds value to products and components by packaging them in customer specified “kits” or tailor made units that are convenient for the customer to order and ship. Additionally, the Company has several customers that require specific battery solutions for inclusion in their own products. The Company will obtain the battery and necessary components and configure a new finished good unit based upon customer specifications. The Company refers to this process as a “value added service”. The Company recognizes sales of finished goods at the time the customer takes title to the product.

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

Post Shipment Obligations

          The Company offers its customers a limited warranty for replacement of finished goods that do not function properly. Generally, the limited warranty period is for one year. The most common types of warranty claims are batteries that leak or batteries that do not provide the voltage they are intended to supply. The Company’s written warranty is limited to the replacement of the product purchased and does not cover the product the battery is intended to power. The Company’s replacement rate is insignificant, and is therefore recorded when the warranty expense is incurred. If the Company determines that a shipment of product had a manufacturing defect, the Company has recourse with the manufacturer to recover the replacement costs incurred. The costs of isolated or individual instances of defects are borne by the Company. At December 31, 2007 and 2006, the Company has a warranty reserve of approximately $10,000.

Advertising costs

          Advertising costs are charged to operations when incurred. Advertising expense was approximately $209,000, $182,000, and $95,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Shipping and Handling Costs

          Shipping and handling costs are charged to cost of sales in the accompanying statements of income.

Earnings Per Share

          Basic earnings per common share is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each year.

          Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding for the year. The Company’s common stock equivalents include all dilutive common stock issuable upon exercise of outstanding stock options and warrants.

          For the year ended December 31, 2007 the dilutive effects of 40,000 stock options are included in the diluted net income per share calculation and 1,269,364 stock options and 300,000 warrants are excluded from the calculation of diluted net income per share as they are antidilutive. For the year ended December 31, 2006, the dilutive effects of 1,187,500 stock options are included in the diluted net income per share calculation and 300,000 warrants are exluded from the calculation as they are antidilutive. For the year ended December 31, 2005 the Company had no common stock equivalents.

Fair Value of Financial Information

          In accordance with the reporting requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than carrying value of these financial instruments. The estimated fair value of cash equivalents, accounts receivable, prepaid expenses, other current assets, line-of-credit, accounts payable, and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. The estimated fair value of capital lease obligations approximates the carrying amounts since they bear market rates of interest. None of these instruments are held for trading purposes.

Stock-Based Compensation and Restricted Stock

          Prior to January 1, 2006 the Company was required to account for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25”) and SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148”). Effective January 1, 2006 the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective approach. Accordingly, and since the Company had no stock options or other stock-based compensation prior to 2006, prior periods have not been restated to reflect the impact of SFAS 123R.

          Stock-based compensation expense recognized in the statements of income during the years ended December 31, 2007 and 2006 includes compensation expense for fully vested stock options and the amortization of partially vested stock-based payment awards. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

          The Company accounts for restricted stock in accordance with EITF Issue No. 00-12 “Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee” and FASB 123(R) “Share-Based Payment”.

UNIVERSAL POWER GROUP, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting for Other Stock Options and Warrants

          The Company applies EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Aquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”), with respect to options and warrants issued to non-employees. EITF 96-18 requires the use of option valuation models to measure the fair value of the options and warrants at the measurement date.

Recent Accounting Pronouncements

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilites, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, the Company will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilites as noted in the proposed FSP FAS 157-b. The partial adoption of SFAS No. 157 will not have a material impact on the Company’s financial position, results of operations or cash flows.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact, if any, that SFAS 159 will have on the Company’s financial statements.

          In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141. The provisions of SFAS 141(R) are similar to those of SFAS 141; however, SFAS 141(R) requires companies to record most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination at “full fair value.” SFAS 141(R) also requires companies to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation and to expense acquisition costs as incurred. This statement applies to all business combinations, including combinations by contract alone. Further, under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The provisions of SFAS 141(R) will impact the Company if it is a party to a business combination after the pronouncement is adopted..

          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS 160 is effective for periods beginning on or after December 15, 2008. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide other disclosures as required.

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

Reclassifications

          Certain 2005 and 2006 amounts have been reclassified to conform to 2007 presentation.

NOTE C. INVENTORIES

          Inventories at December 31, 2007 and 2006 consist of the following:

	December 31,

	2007	2006

Battery and related inventory	$20,330,701	$11,706,688
Security related inventory	10,220,444	10,347,702
Electronic components inventory	1,988,012	717,859
Inventory obsolescence reserve	(193,780)	(200,715)

	$32,345,377	$22,571,534

UNIVERSAL POWER GROUP, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE D. LINE OF CREDIT

          The Company has a $30 million line of credit with Compass Bank which matures on July 5, 2012. The facility bears interest at LIBOR Index Rate plus a sliding range from 1.25% to 2.50% based on quarterly covenant performance. At December 31, 2007 that rate was 7.0%. The line of credit is due on demand and is secured by accounts receivable, inventories, and equipment. The line’s availability is based on a borrowing formula, which allows for borrowings equal to 85% of UPG’s eligible accounts receivable and a percentage of eligible inventory. In addition, UPG must maintain certain financial covenants including ratios on funded debt to EBITDA, as well as a fixed charge ratio. The advance formula referenced in the Amended and Restated Revolving Credit and Security Agreement (“Credit Agreement”) as the “Borrowing Base” is eighty-five percent (85.0%) of the outstanding value of Borrower’s Eligible Accounts Receivable plus fifty percent (50.0%) of the value of Borrower’s Eligible Inventory (as defined in the Credit Agreement). Advances against Borrower’s Eligible Inventory shall not exceed the lesser of (a) $30,000,000 or (b) an amount equal to the product of (i) one and one-half (1.5), multiplied by (ii) eighty-five percent (85%) of the outstanding value of Borrower’s Eligible Accounts Receivable. At December 31, 2007, approximately $12.8 million was outstanding under the line of credit and approximately $7.0 million remained available for borrowings under the line of credit based on the borrowing formula.

NOTE E. NOTES PAYABLE TO ZUNICOM, INC.

          The Company declared a $3 million dividend payable to Zunicom in 2006. The dividend is evidenced by an unsecured note payable, which has a maturity date of June 20, 2012 and which bears interest at the rate of 6% per annum. Interest on the unpaid principal amount of this note is payable quarterly, in arrears, and the principal amount will be repaid in 16 equal quarterly installments of $187,500 beginning September 20, 2008.

          At December 31, 2007 the Company also owed Zunicom an additional $2.85 million, reflecting the tax benefit of the consolidated losses used to offset the Company’s taxable income. The obligation is evidenced by an unsecured note bearing interest at 6% per annum and maturing June 20, 2012. Interest on the unpaid principal amount of this note is payable quarterly, in arrears, and the principal amount will be repaid in 16 equal quarterly installments of $178,125 beginning September 20, 2008.

          Payments due to Zunicom as of December 31, 2007 are as follows:

2008	$731,250
2009	1,462,500
2010	1,462,500
2011	1,462,500
2012	731,250

Total	5,850,000
Less current portion	731,250

$5,118,750

NOTE F. RELATED PARTY TRANSACTIONS

          The Company declared dividends totaling $3,964,000 to Zunicom during the year ended December 31, 2006 of which $3,000,000 is recorded as a note payable to Zunicom, Inc. as of December 31, 2007 and 2006 (See Note E). The Company paid cash dividends to Zunicom of $964,000 during the year ended December 31, 2006.

          The Company declared $966,671 of dividends payable to Zunicom and paid cash dividends of $882,491 to Zunicom during the year ended December 31, 2005.

          At December 31, 2006 the Company recorded $2,850,000 as a note payable to Zunicom, Inc. (See Note E). As of December 31, 2006 the Company recorded $603,614 as a capital contribution from Zunicom in connection with a portion of the Company’s current allocation of income tax expense which has been forgiven by Zunicom.

          The Company paid interest totaling $351,000 on the above notes payable to Zunicom during the year ended December 31, 2007.

          The Company paid management fees to Zunicom of $0, $480,000, and $480,000 during the years ended December 31, 2007, 2006, and 2005, respectively. The management agreement was terminated at the end of 2006 in conjunction with the IPO.

NOTE G. INCOME TAXES

          Deferred tax assets and liabilities at December 31, 2007 and 2006 consist of the following:

	December 31,

	2007	2006

Deferred tax assets:
Inventory obsolescence	$65,885	$77,275
Allowance for doubtful accounts	43,986	43,989
Accrued liabilities	93,534	128,509
Stock option compensation	779,709	837,390

Current deferred tax asset	983,114	1,087,163

Non-current deferred tax liability	$(24,455)	$(64,663)

UNIVERSAL POWER GROUP, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE G. INCOME TAXES (CONTINUED)

          The non-current deferred tax liability arises from the different useful lives and depreciation methods for depreciating assets for income tax purposes and book purposes.

          The Company’s provision for income taxes for the years ended December 31, 2007, 2006 and 2005 is comprised as follows:

	2007	2006	2005

Deferred income tax expense (benefit)	$64,841	$(888,928)	$2,301
Currrent federal income tax expense	1,299,504	1,025,804	716,633
Currrent state income tax expense (benefit)	(173,359)	135,769	94,849

Provision for income taxes	$1,190,986	$272,645	$813,783

          The Company’s income tax expense for the years ended December 31, 2007, 2006, and 2005 differed from the statutory federal rate of 34 percent as follows:

	2007	2006	2005

Statutory rate applied to income before income taxes	$1,161,080	$196,197	$662,360
Amounts not deductible for income tax purposes	83,752	67,734	56,575
State income taxes, net of federal income tax effect	(53,846)	33,934	94,848
Other	—	(25,220)	—

Income tax expense	$1,190,986	$272,645	$813,783

NOTE H. SALE OF COMMON STOCK

          On December 27, 2006, the Company completed its initial public offering (IPO) at $7.00 per share for 3,000,000 shares of its common stock. In the initial public offering, the Company sold 2,000,000 shares of its common stock and Zunicom sold 1,000,000 shares of the Company’s common stock. Included in this IPO were 300,000 warrants to purchase common stock granted to the underwriters at an exercise price of $8.40 per share. The warrants are exercisable until the fifth aniversary of that date. These warrants were valued at approximately $127,000 using the Black-Scholes model and have been included in issuance costs in connection with the IPO. The net proceeds of $11,955,223 include approximately $1,918,000 in issuance costs.

NOTE I. STOCK-BASED COMPENSATION

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

          The Board may terminate the Plan without shareholder approval or ratification at any time. Unless sooner terminated, the Plan will terminate in December 2016. The Board may also amend the Plan, provided that no amendment will be effective without approval of the Company’s shareholders if shareholder approval is required to satisfy any applicable statutory or regulatory requirements.

          In June, 2007 the Company’s shareholders approved an additional 250,000 common shares issuable under the Plan. A total of 1,500,000 shares of the Company’s common stock, representing 30% of the total

UNIVERSAL POWER GROUP, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE I. STOCK-BASED COMPENSATION (CONTINUED)

number of shares issued and outstanding at December 31, 2007, are reserved for issuance under the Plan. If an award expires or terminates unexercised or is forfeited to the Company, or shares covered by an award are used to fully or partially pay the exercise price of an option granted under the Plan or shares are retained by the Company to satisfy tax withholding obligations in connection with an option exercise or the vesting of another award, those shares will become available for further awards under the Plan.

          At December 31, 2007, common shares reserved for future issuance include 1,500,000 shares issuable under the Plan, 20,000 shares issuable outside the Plan and 300,000 shares issuable upon exercise of outstanding warrants. At December 31, 2007 there are 1,289,364 options outstanding under the Plan and 210,636 options are availavable for future grants.

          Valuation Assumptions

          The fair values of option awards granted under the Plan were estimated at the grant date using a Black-Scholes option pricing model with the following assumptions for the fiscal years ended December 31, 2007 and 2006:

	2007	2006

Weighted average assumptions used:
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	4.57% - 4.68%	4.68%
Expected volatility	17.00% - 18.00%	17.00%
Expected life (in years)	5	5
Weighted average grant date fair value	$.67	$1.83

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of actively traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

          The Company has elected to use the calculated value method to estimate expected volatility in 2007 and 2006. As the stock of the Company became publicly traded in December, 2006 and has traded for a relatively short period time, it is not practicable for management to estimate the expected volatility of share price, or a peer company price because there is not sufficient historical information about volatility. The Company used historical volatility of the Dow Jones Small Cap Non-Durable Household Companies, which is representative of the Company’s size and industry. The Company has used the historical closing values of that index to estimate volatility which was calculated at 17% - 18%. The expected term considers the contractual term of the option as well as expectations for exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

          Stock Incentive Plan Summary

          Stock option activity under the Plan for the years ended December 31, 2007 and 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price

Options outstanding at January 1, 2006	—	$—
Granted	1,187,500	$7.00
Exercised	—	$—
Canceled, forfeited or expired	—	$—

Options outstanding at December 31, 2006	1,187,500	$7.00

Granted	102,500	$6.02
Exercised	—	$—
Canceled, forfeited or expired	636	$7.00

Options outstanding at December 31, 2007	1,289,364	$6.92

          Stock Options Outstanding and Exercisable

          The following summarizes stock options outstanding under the Plan at December 31, 2007:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$ 4.48	40,000	9	$4.48	40,000	$4.48
$ 7.00	1,249,364	9	$7.00	1,249,364	$7.00

$ 4.48 - $ 7.00	1,289,364	9	$6.92	1,289,364	$6.92

UNIVERSAL POWER GROUP, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE I. STOCK-BASED COMPENSATION (CONTINUED)

          These stock options have an intrinsic value of $ 0 (zero) at December 31, 2007. There is no remaining unrecognized compensation expense at December 31, 2007 related to stock options granted under the Plan as all such options are fully vested.

          Other Stock Options

          On March 21, 2007, the Company issued stock options to non-employees to purchase 20,000 shares of the Company’s common stock at an exercise price of $7.00 per share vesting over the next three years and expiring December 19, 2016. These stock options were valued at approximately $6,300 using the Black-Scholes model and were unexercised as of December 31, 2007.

          Warrants

          In connection with its December, 2006 initial public offering, the Company issued warrants to the underwriters to purchase 300,000 shares of the Company’s common stock at an exercise price of $ 8.40 per share. These warrants are exercisable at any time on or after December 20, 2008 and on or before December 19, 2011 and were valued at approximately $127,000 using the Black-Scholes model for valuation. All warrants were unexercised as of December 31, 2007.

          Restricted Stock

          On June 25, 2007 the Company’s former parent, Zunicom, Inc. (“Zunicom”), issued 645,133 shares of restricted stock to certain employees of UPG for past and future services. The fair value of the shares at the issue date was approximately $377,000. UPG is amortizing the fair value as compensation expense over the 48 month vesting period in accordance with EITF Issue No. 00-12 “Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee” and FASB 123(R) “Share-Based Payment”. Approximately $47,000 of compensation expense was recorded during 2007.

NOTE J. CREDIT CONCENTRATIONS AND SIGNIFICANT CUSTOMERS

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

          At December 31, 2007 and 2006, the Company had receivables due from a significant customer who comprised approximately 29% and 37%, respectively, of total trade receivables. During the years ended December 31, 2007, 2006, and 2005, the Company had one customer who accounted for 41%, 48%, and 56%, respectively, of net sales. The loss of this significant customer would materially decrease the Company’s net sales.

          A significant portion of the Company’s inventory purchases are from two suppliers, representing 42% and 34% for the year ended December 31, 2007, 42% and 28% for the year ended December 31, 2006, and approximately 44% and 22% for the year ended December 31, 2005. The Company purchased approximately 50%, 61%, and 70% respectively, of its product through domestic sources with the remainder purchased from international sources, predominately in the Pacific Rim and mainland China, for the years ended December 31, 2007, 2006, and 2005. The majority of the Company’s international purchases are coordinated through an independent consultant. The Company does not anticipate any changes in the relationships with these suppliers or the independent consultant; however, if such a change were to occur, the Company believes it has alternative sources available.

NOTE K. COMMITMENTS AND CONTINGENCIES

Litigation

          The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company’s financial position, operating results, or cash flows. However, there can be no assurance that such legal proceedings will not have a material impact.

Operating Leases

          The Company leases certain office and warehouse facilities and various vehicles and equipment under non-cancelable operating leases. On February 1, 2002, the Company entered into a lease for a warehouse facility. This lease was amended in 2003 and again in November, 2006. The amendment expanded the Company’s

UNIVERSAL POWER GROUP, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE K. COMMITMENTS AND CONTINGENCIES (CONTINUED)

warehouse facilities by approximately 67,000 square feet to a total of approximately 216,000 square feet. The amended lease extends the Company’s terms through March 31, 2013 with monthly payments beginning January 1, 2007 totaling approximately $38,800 for 2007, $41,900 for 2008 and 2009, $46,400 for 2010 through 2012, and $0 (zero) for the final three months, January 1, 2013 through March 31, 2013. The Company entered into a warehouse facility lease effective August 1, 2007 with monthly payments of approximately $6,000 through July 31, 2010. The vehicle and equipment leases mature on various dates through 2012. Minimum future payments on these leases as of December 31, 2007 are as follows:

Years ending December 31,

2008	$825,037
2009	710,089
2010	686,405
2011	627,602
2012	613,071
Thereafter	15,078

$3,477,282

          Rent expense for the years ended December 31, 2007, 2006, and 2005 totaled approximately $818,000, $571,000, and $451,000, respectively.

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

NOTE L. EMPLOYEE BENEFIT PLAN

          The Company established and continues to maintain a 401(k) Plan intended to qualify under sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. All employees who are at least 18 years of age are eligible to participate in the plan. There is no minimum service requirement to participate in the plan. Under the plan, an eligible employee can elect to defer from 1% to 85% of his salary. The Company may, at its sole discretion, contribute and allocate to plan participant’s account a percentage of the plan participant’s contribution. There were no Company contributions for the years ended December 31, 2007, 2006, and 2005.

NOTE M. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

          Selected quarterly financial information (unaudited) for the years ended December 31, 2007 and 2006 is set forth below:

				Net Income Per Share		Weighted Average Shares Outstanding

2007	Net Sales	Gross Profit	Net Income	Basic	Diluted	Basic	Diluted

First quarter	$23,539,873	$3,440,635	$367,959	$0.07	$0.07	5,000,000	5,000,870
Second quarter	$26,403,048	$4,144,858	$733,705	$0.15	$0.15	5,000,000	5,002,114
Third quarter	$29,788,479	$4,242,702	$681,905	$0.14	$0.14	5,000,000	5,000,980
Fourth quarter	$28,785,696	$4,147,169	$440,387	$0.08	$0.08	5,000,000	5,000,000
For the year	$108,517,097	$15,975,362	$2,223,953	$0.44	$0.44	5,000,000	5,001,305

UNIVERSAL POWER GROUP, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE M. QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

				Net Income (Loss) Per Share		Weighted Average Shares Outstanding

2006	Net Sales	Gross Profit	Net Income (Loss)	Basic	Diluted	Basic	Diluted

First quarter	$20,740,624	$2,930,468	$316,822	$0.11	$0.11	3,000,000	3,000,000
Second quarter	$23,504,175	$3,268,163	$397,086	$0.13	$0.13	3,000,000	3,000,000
Third quarter	$23,772,154	$3,475,674	$454,400	$0.15	$0.15	3,000,000	3,000,000
Fourth quarter	$24,566,568	$3,482,946	$(880,395)	$(0.29)	$(0.29)	3,088,889	3,088,889
For the year	$92,583,521	$13,157,251	$287,913	$0.10	$0.07	3,021,918	4,174,817

UNIVERSAL POWER GROUP, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For three Years Ended December 31, 2007

Description	Balance at Beginning of Period	Additions Charged to Expense or other	Deductions	Balance at End of Period

Inventory obsolescence reserve:
Year ended:
December 31, 2005	$263,313	$55,962	$(168,560)	$150,715
December 31, 2006	$150,715	$50,000	$—	$200,715
December 31, 2007	$200,715	$45,000	$(51,935)	$193,780
Accounts receivable reserve:
Year ended:
December 31, 2005	$196,502	$48,187	$(44,687)	$200,002
December 31, 2006	$200,002	$126,127	$(211,872)	$114,257
December 31, 2007	$114,257	$93,980	$(78,866)	$129,371

The accompanying notes are an integral part of these financial statements.

S-1