Form 10-K/A
period 2007-12-31
UNIVERSAL POWER GROUP INC.
filed 2008-04-29
CIK 1372000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______________________ to_____________________

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

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐      No ☑

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and ”smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non accelerated filer ☐	Smaller Reporting Company ☑

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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

     We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2007 (the “Annual Report”, originally filed on March 31, 2008 to include Part III, Items 10, 11, 12, 13 and 14 in the text of the Form 10-K rather than incorporating those items by reference from our 2008 annual meeting proxy statement, the filing of which will be delayed beyond 120 days. No other material changes have been made to the Annual Report. This amendment is not intended to update other information presented in the Annual Report.

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

     Other sections of this report may include additional factors which could adversely affect our business and financial performance. Moreover, the logistics services business and the electronic supply and distribution business is very competitive and rapidly changing. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, and we cannot assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. Those factors include, among others, those matters disclosed as Risk Factors in Item 1A contained in the Annual Report on Form 10-K filed on March 31, 2008.

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

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

     The names, ages and titles of our executive officers and directors, as of December 31, 2007, are as follows:

Name	Age	Positions
Randy Hardin	48	Chief Executive Officer, President and
		Director
Ian Colin Edmonds	35	Executive Vice President, Chief Operating
		Officer and Director
Roger Tannery	62	Chief Financial Officer
Mimi Tan	33	Senior Vice President Business
		Development and Marketing and
		Corporate Secretary
Julie Sansom-Reese	45	Senior Vice President of Finance and Treasurer
Ramin Salehi	34	Senior Vice President of Supply Chain and Information
		Technology
William Tan	64	Chairman of the Board
Leslie Bernhard	63	Director
Marvin I. Haas	65	Director
Garland P. Asher	63	Director
Robert M. Gutkowski	59	Director

     RANDY HARDIN has been our president since October 1996 and was appointed chief executive officer in January 1999. He has also been a director since January 1999. Mr. Hardin served as a director of AlphaNet Hospitality Systems, Inc. (a wholly owned subsidiary of our former corporate parent and currently our largest single shareholder, Zunicom, Inc. - OTCBB:ZNCM) from September 2001 through December 2006. From 1982 to 1991 Mr. Hardin was employed at Interstate Batteries. From 1991 to 1996, Mr. Hardin was the national sales manager of MK Battery, Inc., a distributor of sealed batteries. Mr. Hardin is a graduate of Texas A&M University where he received a Bachelor of Arts in Political Science in 1982.

     IAN COLIN EDMONDS has been a director since January 1999, our chief operating officer since May 2002 and our executive vice president since October 2006. He is responsible for overall operations, corporate finance, M&A and planning activities and risk management. Mr. Edmonds serves as a director of Zunicom and from July 1997 through December 2006 served as an officer, first as vice president and from April 2003 as executive vice president. He also served as a director of AlphaNet from October 1999 through December 2006. Mr. Edmonds holds a Bachelors Degree in Marketing with a Minor in Statistics from the University of Denver. Mr. Edmonds is the husband of Mimi Tan and the son-in-law of William Tan.

     ROGER TANNERY was appointed our chief financial officer in October 2007. From January 2007 until October 2007, Mr. Tannery was associated with the Company as a consultant. He served as CEO as well as consultant for ProAlliance Group since October 2002 and was consultant and Vice-President of Finance at CTX Mortgage (the financial services group of Centex Corp) from September 1998 until October 2002. He has served as CFO, CEO and COO for several companies in various industries. His career began as a Certified Public Accountant with the predecessor of Deloitte and Touche and he later became a founding partner in a regional CPA firm. Mr. Tannery has a Bachelor of Business Administration in Accounting from the University of North Texas.

     MIMI TAN has been our corporate secretary since February 1998, and our senior vice president of business development and marketing since December 2006. She served as our vice president of business development and marketing from May 2002 through December 2006. Her responsibilities include new business development and projects, corporate marketing and overall branding strategies. She served as Zunicom’s director of operations and corporate secretary from February 1998 through December 2006 and as AlphaNet’s corporate secretary from October 1999 through December 2006. Ms. Tan graduated cum laude from the University of Denver in November 1996 with a Bachelor’s Degree in Marketing and a Minor in Statistics. She is the daughter of William Tan and the wife of Ian Edmonds.

     JULIE SANSOM-REESE has been employed by us since 1986. She was our chief financial officer from 1991 to October 2007 and is now serving as our senior vice president of finance. She served as chief financial officer for Zunicom, Inc. from 1992 through July 1997 and was appointed interim chief financial officer of Zunicom in November 1999 and assumed that role on a permanent basis from November 2000 through December 2006. She also served as chief financial officer of AlphaNet from October 2003 through December 2006. Ms. Sansom-Reese earned a Bachelor of Arts in Business from Texas Tech University in May 1986.

     RAMIN SALEHI joined the company in September 1997 as a database design analyst. In December of 2006, Mr. Salehi was appointed senior vice president of supply chain and information technology. He is responsible for the overall direction and tactical execution of supply chain and information systems operations of the company. Mr. Salehi holds a Bachelor of Science degree in Computer Systems Design from the University of Houston – Clear Lake.

     WILLIAM TAN has been chairman of the board since January 1999. He has served as the chairman of Zunicom since February 1997 and of AlphaNet since October 1999. Mr. Tan’s principal business has been private investments and he has held senior executive positions in a number of financing, insurance, textile, property development and related businesses. Mr. Tan is the father of Mimi Tan and the father-in-law of Ian Edmonds.

     None of Messrs. Hardin, Edmonds or Tan, is “independent” under the rules and regulations that apply to a company listed on the American Stock Exchange. However, the following non-employee directors are “independent”.

Non-Employee Directors

     LESLIE BERNHARD became a director in December 2006 upon the effectiveness of our initial public offering. She is a co-founder of AdStar, Inc. (Nasdaq: ADST), provider of technology services to the newspaper classified advertising industry. She has been a director of AdStar since its inception in 1986 and its president and chief executive officer since 1991. Ms. Bernhard also serves on the board of directors of Milestone Scientific, Inc., (OTCBB: MLSS.OB): a developer and manufacturer of medical and dental equipment. Ms. Bernhard holds a B.S. degree from St. John’s University.

     MARVIN HAAS became a director in December 2006 upon the effectiveness of our initial public offering. He served as president and chief executive officer of Chock Full O’Nuts Corporation (NYSE: CHF) from 1993 through 1999 when Chock was sold to Sara Lee Corporation. Since his retirement from Chock Full O’Nuts, Mr. Haas has been a private investor. Mr. Haas also currently serves on the board of directors of Rodman & Renshaw Capital Group, Inc. (NASDAQ: RODM). Mr. Haas received a B.A. from Northeastern University and an MBA from its Graduate School of Business.

     GARLAND P. ASHER became a director in December 2006 upon the effectiveness of our initial public offering. He is the founder and principal of G. Parker Holdings, Inc., which specializes in financial consulting and investment management services. In addition, from September 1999 through June 2004, Mr. Asher was the president and chief operating officer of Integration Concepts, Inc., a software development company. From 1991 through 1992 he was the chief financial officer of Intelligent Electronics, Inc., a distributor of personal computers, and from 1986 through 1991 he was the chief financial officer of Intertan, Inc. an electronics retailer. Mr. Asher is currently serving on the City of Fort Worth audit committee. Mr. Asher is a certified financial analyst and received an MBA in International Finance from the Wharton School of Commerce and Finance, University of Pennsylvania in May 1970.

     ROBERT M. GUTKOWSKI became a director in December 2006 upon the effectiveness of our initial public offering. He is the founder, president and chief executive officer of Marketing Group International, a provider of consulting services to businesses in the sports and entertainment industries. He advised the New York Yankees in regard to the creation of the YES Network, a regional sports and entertainment network. He previously served as chief executive officer of the Marquee Group, Inc., a worldwide sports and entertainment firm that managed, produced and marketed sports and entertainment events and provided representation for athletes, entertainers and broadcasters. From 1991 until 1994, he was president of Madison Square Garden, Inc. where he was responsible for the operations of the New York Knickerbockers basketball team, the New York Rangers hockey club and MSB Communications, which included the MSG Television Network. Mr. Gutkowski was a member of the Board of Directors of EuroTrust A/S, (Nasdaq: EURO) from May 2004 through May 2006.

Board Composition

     Our Board currently consists of seven directors. Each director is elected for a term of one year and serves until a successor is duly elected and qualified or until his or her death, resignation or removal. Mr. Tan, Chairman of the Board, is the father of Mimi Tan and the father-in-law of Ian Edmonds.

Director Independence

     A majority of our Board is independent, as required by and as defined in Section 121(A) of the AMEX listing standards. We believe that Messrs. Haas, Asher, Gutkowki and Mrs. Bernhard are independent under the AMEX listing standards. Under AMEX listing standards, generally a director is considered independent as long as he or she does not have a relationship with the Company or management which would interfere with the exercise of independent judgment in carrying out the director’s responsibilities.

Board Meetings

     The Board met seven times during 2008. A majority of the directors attended all of the meetings of the Board. All persons who were directors during 2007 attended at least 75% of these meetings. Absent special circumstance, each director is expected to attend the annual meeting of shareholders.

Committees Established by the Board

     The Board has established three standing committees: an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee. Each committee is made up entirely of independent directors.

		Corporate Governance and	Compensation
Name	Audit Committee	Nominating Committee	Committeee
Garland Asher	Chairperson		*
Leslie Bernhard	*	Chairperson	*
Robert Gutkowski	*	*
Marvin Haas		*	Chairperson
* indicates member

     Audit Committee. The Audit Committee members consist of Garland P. Asher, who serves as chairperson, Leslie Bernhard and Robert Gutkowski. The Board has determined that Garland P. Asher is an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K, and “independent” for purposes of AMEX listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934.

     The Audit Committee oversees our accounting and financial reporting processes, internal systems of accounting and financial controls, relationships with auditors and audits of financial statements. Specifically, the Audit Committee’s responsibilities include the following:

  selecting, hiring and terminating our independent auditors;

  evaluating the qualifications, independence and performance of our independent auditors;

  approving the audit and non-audit services to be performed by the independent auditors;

  reviewing the design, implementation and adequacy and effectiveness of our internal controls and critical policies;

  overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and other accounting matters;

  with management and our independent auditors, reviewing any earnings announcements and other public announcements regarding our results of operations; and

  preparing the report that the Securities and Exchange Commission requires in our annual proxy statement.

     Compensation Committee. The Compensation Committee members consist of Marvin I. Haas, as chairperson, Leslie Bernhard and Garland P. Asher. The Compensation Committee assists the Board in determining the development plans and compensation of our officers, directors and employees. Specific responsibilities include the following:

  approving the compensation and benefits of our executive officers;

  reviewing the performance objectives and actual performance of our officers; and

  administering our stock option and other equity and incentive compensation plans.

The CEO may not be present during any deliberations on his compensation.

     Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee assists the Board by identifying and recommending individuals qualified to become members of the Board, reviewing correspondence from our shareholders and establishing and overseeing our corporate governance guidelines. Specific responsibilities include the following:

  evaluating the composition, size and governance of our Board and its committees and making recommendations regarding future planning and the appointment of directors to our committees;

  establishing a policy for considering shareholder nominees to our Board;

  reviewing our corporate governance principles and making recommendations to the Board regarding possible changes; and

  reviewing and monitoring compliance of our code of ethics and insider trading policy.

     The chairman of the Corporate Governance and Nominating Committee is Leslie Bernhard and the other members of the committee are Marvin I. Haas and Robert M. Gutkowski.

Compensation Committee Interlocks and Insider Participation

     None of our executive officers serve as a member of the Board or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board or Compensation Committee. None of the persons who are members of our Compensation Committee have ever been employed by us.

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

ITEM 11.   EXECUTIVE COMPENSATION

Summary of Compensation

     The following table sets forth certain information with respect to compensation for the year ended December 31, 2007 earned by or paid to our chief executive officer and our two other most highly compensated executive officers, which are referred to as the Named Executive Officers.

     Under the SFAS No. 123(R), we recorded compensation expense in our Financial Statements for the year ended December 31, 2007 with respect to the awards included in this table since the awards were effective and fully vested at the end of 2007.

Summary Compensation Table

Name & Principal					Option		All Other
Position	Year	Salary	Cash Bonus		Awards		Compensation		Total
		($)	($)		($)		($)		($)

Randy Hardin	2007	220,000	424,870	(1)			35,995	(5)	680,864
President and CEO	2006	211,923	401,950	(2)	869,250	(3)	35,547	(5)	1,518,670

Ian Edmonds	2007	195,000	64,000				28,604	(5)	287,604
EVP & COO	2006	151,731	48,000		651,938	(3)	23,487	(5)	875,154

Mimi Tan	2007	139,500	49,100		2,602	(4)	5,463	(5)	196,665
SVP Business	2006	122,642	41,000				5,024	(5)	168,666
Development &
Marketing

(1)	Of this amount, $202,489 was paid in 2007 and the balance, $222,381, in 2008.
(2)	Of this amount, $176,500 was paid in 2006 and the balance, $225,450, in 2007.
(3)	2006 expense as calculated by SFAS No. 123(R).
(4)	2007 expense as calculated by SFAS No. 123(R).
(5)	Car lease, medical insurance and long-term disability insurance payments.

     Employment Agreements and Arrangements

     In December 2006, we entered into a three-year employment contract with Randy Hardin, our president and chief executive officer. Under the agreement, Mr. Hardin receives, in addition to benefits generally available to all other employees, an initial annual base salary (beginning in 2007) of $220,000, an annual bonus based on company performance and pre-tax earnings with other adjustments, which amount has been set at ten percent by the Board with “not to exceed” caps set at $650,000, $750,000, and $850,000 for the years ending December 31, 2007, 2008, and 2009, respectively, and an initial grant of options to acquire 475,000 shares of our common stock and a company vehicle.

     In December 2006, we entered into a three-year employment contract with Ian Edmonds, our executive vice-president and chief operating officer. Under the agreement, Mr. Edmonds receives, in addition to benefits generally available to all other employees, an initial annual base salary (beginning in 2007) of $195,000, an annual bonus based on company performance and his individual performance that is completely at the discretion of the Board, and an initial grant of options to acquire 356,250 shares of our common stock and a company leased vehicle.

     In December 2006, we entered into a three-year employment contract with Mimi Tan, our senior vice-president of business development and marketing and corporate secretary. Under the agreement, Ms. Tan receives, in addition to benefits generally available to all other employees, an initial annual base salary (beginning in 2007) of $161,200, an annual bonus based on company performance and her individual performance that is completely at the discretion of the Board.

     Outstanding Equity Awards

     The following table sets forth certain information with respect to outstanding equity awards at December 31, 2007 with respect to the Named Executive Officers.

	Outstanding Equity Awards at Fiscal Year-End

Option Awards

	Number of Securities Underlying
	Unexercised Options
	(#)		Option Expiration
Name	Exercisable	Option Exercise Price	Date
		($)

Randy Hardin	475,000 (1)	7.00	12/19/2016
President & CEO

Ian Edmonds	356,250 (1)	7.00	12/19/2016
EVP, COO

Mimi Tan	7,000 (2)	7.00	12/19/2016
Sr. V.P. of Business
Development &
Marketing and Corp.
Secretary

(1)	Options are fully vested at December 31, 2006.
(2)	Options are fully vested at December 31, 2007.

Option Exercises

     No options were exercised and no stock was awarded or vested.

Compensation of Directors

     Our “independent” directors receive an annual fee of $10,000, payable in equal quarterly installments, and $500 plus reimbursement for actual out-of-pocket expenses in connection with each board meeting attended in person or $200 for each board meeting attended telephonically. In addition, the chairman of the audit committee will receive an annual fee of $1,000, payable in equal quarterly installments, and each Committee member will receive $500 plus reimbursements for all out-of-pocket expenses they incur for each committee meeting they attend in person or $200 for each committee meeting attended telephonically, unless the committee meeting immediately follows or precedes a board meeting, in which case he will receive $200 for attending in person or $100 for attending telephonically.

      The following table presents information relating total compensation for our non-employee directors for the year ended December 31, 2007.

Director Compensation

	Option	All Other
Name	Awards(1)	Compensation	Total

William Tan (2)	$—	$5,290	$5,290
Leslie Bernhard	11,528	8,100	19,628
Marvin I. Haas	11,528	7,300	18,828
Garland P. Asher (2)	11,528	22,221	33,749
Robert M. Gutkowski (2)	11,528	17,068	28,596

(1)	2007 expense as calculated by SFAS No. 123(R).
(2)	Includes medical insurance through the Company plans.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

BENEFICIAL OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information concerning the beneficial ownership of our Common Stock as of April 28, 2008 (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each director, (iii) each of the Named Executive Officers in the Summary Compensation Table below, and (iv) all directors and executive officers as a group.

	Common Stock
	Amount and Nature of
Name and Address(1)	Beneficial Ownership(2)		Percentage of Class(3)

Directors and Named Executive Officers
William Tan	2,356,250	(4)	47.1%
Randy Hardin	475,000	(5)	9.5%
Ian Colin Edmonds	2,356,250	(6)	47.1%
Mimi Tan	7,000	(5)	*
Leslie Bernhard	10,000	(5)	*
Robert M. Gutkowski	10,000	(5)	*
Marvin I. Haas	10,000	(5)	*
Garland P. Asher	13,000	(7)	*
All Directors and	3,237,500	(8)	64.8%
Executive Officers as a Group
(8 persons)

5% Shareholders
Zunicom, Inc.	2,000,000		40.0%
4315 W. Lovers Lane
Dallas, TX 75209

Wilen Management Co. Inc	690,074		13.8%
2360 W Jopa rd, Ste 226
Lutherville, MD 21093

*	Less than 1.0%.
(1)	Unless indicated otherwise, all addresses are c/o Universal Power Group, Inc., 1720 Hayden Road, Carrollton, TX 75006.

(2)	Except as otherwise indicated and subject to applicable community property and similar laws, the Company assumes that each named person has the sole voting and investment power with respect to his or her shares, other than shares subject to options.
(3)	Percent of Class for the Common Stock is based on the 5,000,000 shares outstanding as of April 28, 2008. In addition, shares which a person had the right to acquire within 60 days are also deemed outstanding in calculating the percentage ownership of the person but not deemed outstanding as to any other person.
(4)	Includes 356,250 shares underlying options granted and 2,000,000 shares owned by Zunicom over which Messrs. Tan and Edmonds have voting control by virtue of the fact that they are directors of Zunicom.
(5)	Represents shares underlying options.
(6)	Includes 356,250 shares underlying options granted and 2,000,000 shares owned by Zunicom over which Messrs. Tan and Edmonds have voting control by virtue of the fact that they are directors of Zunicom.
(7)	Includes 10,000 shares underlying options.
(8)	Includes 2,000,000 shares owned by Zunicom over which Messrs. Tan and Edmonds have voting control by virtue of the fact that they are directors of Zunicom and 1,187,500 shares underlying options held by Messrs. Tan, Hardin and Edmonds.

     As of April 28, 2008 the Company is not aware of any pledges of its Common Stock which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information

     The following table summarizes the options granted under the Plan as well as options and warrants granted outside the Plan as of December 31, 2007. The shares covered by outstanding options are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Equity Compensation Plan Table
			Number of securities
			remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved By
Security Holders
Grants under the 2006 Stock Option Plan	1,288,728	$6.92	211,272

Equity Compensation Plans Not Approved
By Security Holders
Warrants (1)	300,000	$8.40	Not applicable
Common Stock Options (2)	20,000	$7.00	Not applicable

Total	1,608,728	$7.61	211,272

(1)	The warrants, issued in connection with our IPO, in December 2006, are exercisable at $ 8.40 per share any time beginning 365 days after the grant date and until the fifth anniversary of that date.
(2)	On March 21, 2007, the Company issued stock options to non-employees to purchase 20,000 shares of the Company’s common stock at an exercise price of $7.00 per share vesting over three years and expiring December 19, 2016.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Corporate Governance

     The Board has adopted a resolution that, in the future, any transactions between us and another person or entity who is deemed to be an “affiliate” or a related party must be approved by a majority of our disinterested directors.

Transactions with Related Parties

     From January 1, 2007 through December 31, 2007 we engaged in the following related party transactions:

  Immediately before our IPO was effective, we declared a $3 million dividend payable to our former parent Zunicom. The amount of the dividend was the difference between $10 million and the gross proceeds realized by Zunicom from the sale of our shares that it owned that were included in our IPO. The dividend is evidenced by a note payable, which has a maturity date of June 20, 2012 and which bears interest at the rate of 6% per annum. Interest on the unpaid principal amount of this note is payable quarterly, in arrears, and the principal amount will be repaid in 16 equal quarterly installments of $187,500 beginning September 20, 2008.

  At December 31, 2007 we owed Zunicom an additional $2.85 million, reflecting the tax benefit of the consolidated losses used to offset our taxable income and is evidenced by a note bearing interest at 6% per annum and maturing June 20, 2012. Interest on the unpaid principal amount of this note is payable quarterly, in arrears, and the principal amount will be repaid in 16 equal quarterly installments of $178,125 beginning September 20, 2008.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Board has reviewed the following audit and non-audit fees the Company has paid to the independent public accountants for purposes of considering whether such fees are compatible with maintaining the auditor’s independence. The policy of the Board is to pre-approve all audit and non-audit services performed by its independent public accountants before the services are performed.

     Audit Fees. Fees billed for service rendered by KBA Group LLP for the audit of the financial statements and for the reviews of Forms 10-Q of the Company were approximately $148,000 for 2007 and approximately $98,000 for 2006.

Audit-Related Fees. None

     Tax Fees. Aggregate fees billed for permissible tax services rendered by KBA Group LLP consisted of approximately $15,000 for 2007 and approximately $16,000 for 2006. These amounts include tax consulting, preparation of federal and state income tax returns and franchise tax returns.

     All Other Fees. Fees billed for services rendered by KBA Group LLP for review of Sarbanes-Oxley implementation plans, Form S-1, and Form S-8 for the Company were approximately $36,000 for 2007 and approximately $125,000 for 2006.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (b) Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2008

Universal Power Group, Inc.

By:	/s/ Randy Hardin
Randy Hardin
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date

Principal Executive Officer:

/s/ Randy Hardin	Chief Executive Officer and Director	April 29, 2008
Randy Hardin

Principal Financial Officer:

/s/ Roger Tannery	Chief Financial Officer	April 29, 2008
Roger Tannery

Directors:

	Chairman of the Board	April 29, 2008
/s/ William Tan
William Tan

	Director	April 29, 2008
/s/ Ian Edmonds
Ian Edmonds

	Director	April 29, 2008
/s/ Garland Asher
Garland Asher

	Director	April 29, 2008
/s/ Marvin Haas
Marvin Haas

	Director	April 29, 2008
/s/ Robert M. Gutkowski
Robert M. Gutkowski

	Director	April 29, 2008
/s/ Leslie Bernhard
Leslie Bernhard