Form 10-Q
period 2008-03-31
UNIVERSAL POWER GROUP INC.
filed 2008-05-15
CIK 1372000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(469)892-1122

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

     Yes ☑      No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
     Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☑

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐      No ☑

     As of May 13, 2008, 5,000,000 shares of Common Stock were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL POWER GROUP, INC.

UNAUDITED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2008	2007

CURRENT ASSETS
Cash and cash equivalents	$483,668	$691,288
Accounts receivable:
Trade, net of allowance for doubtful accounts of $95,740
and $129,371	14,069,810	12,593,430
Other	138,393	149,262
Inventories – finished goods, net of allowance for
obsolescence of $258,350 and $193,780	31,295,610	32,345,377
Current deferred tax asset	996,278	983,114
Prepaid expenses and other current assets	1,059,667	880,907
Total current assets	48,043,426	47,643,378

PROPERTY AND EQUIPMENT
Logistics and distribution systems	1,477,640	1,417,269
Machinery and equipment	346,670	338,220
Furniture and fixtures	492,267	492,267
Leasehold improvements	272,096	272,096
Vehicles	137,336	151,598
	2,726,009	2,671,450
Less accumulated depreciation and amortization	(1,092,866)	(985,735)

Net property and equipment	1,633,143	1,685,715

OTHER ASSETS	63,124	81,459

TOTAL ASSETS	$49,739,693	$49,410,552

The accompanying footnotes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.

UNAUDITED BALANCE SHEETS (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	December 31,
	2008	2007

CURRENT LIABILITIES
Line of credit	$12,695,419	$12,833,031
Accounts payable	11,784,803	12,257,350
Accrued liabilities	925,049	537,248
Current portion of notes payable to Zunicom, Inc	1,096,875	731,250
Current portion of capital lease obligations	3,452	6,609
Current portion of deferred rent	64,446	64,446
Total current liabilities	26,570,044	26,429,934

NOTES PAYABLE TO ZUNICOM, INC	4,753,125	5,118,750
NON-CURRENT DEFERRED TAX LIABILITY	17,201	25,455
DEFERRED RENT, less current portion	162,942	180,776
Total liabilities	31,503,312	31,754,915

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, 50,000,000 shares
authorized, 5,000,000 shares issued and outstanding	50,000	50,000
Additional paid-in capital	15,405,774	15,381,684
Retained earnings	2,780,607	2,223,953
Total shareholders’ equity	18,236,381	17,655,637

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,739,693	$49,410,552

The accompanying footnotes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.

UNAUDITED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2008	2007
Net sales	$29,524,256	$23,539,873
Cost of sales	25,050,198	20,099,238
Gross profit	4,474,058	3,440,635
Operating expenses	3,300,161	2,636,510
Operating income	1,173,897	804,125
Other income (expense)
Interest expense (including $86,548 and $86,548 to
Zunicom, Inc.)	(254,315)	(367,089)
Interest income	—	172,914
Total other expense	(254,315)	(194,175)
Income before provision for income taxes	919,582	609,950
Provision for income taxes	(362,928)	(241,991)

Net income	$556,654	$367,959
Net income per share
Basic	$0.11	$0.07
Diluted	$0.11	$0.07
Weighted average shares outstanding
Basic	5,000,000	5,000,000
Diluted	5,000,000	5,000,870

The accompanying footnotes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$556,654	$367,959
Adjustments to reconcile net income to net cash provided by
(used in) operating activities
Depreciation and amortization of property and equipment	130,768	44,171
Provision for bad debts	32,165	9,476
Provision for obsolete inventory	80,000	30,000
Deferred income taxes	(21,418)	(2,070)
Stock-based compensation	24,090	46,289
Changes in operating assets and liabilities:
Accounts receivable – trade	(1,508,545)	(939,828)
Accounts receivable – other	10,869	(314,610)
Inventories	969,767	312,750
Prepaid expenses and other current assets	(188,135)	(186,991)
Other assets	18,335	(43,750)
Accounts payable	(472,547)	(746,024)
Accrued liabilities	387,801	310,597
Due to Zunicom, Inc	-	186,617
Deferred rent	(17,834)	(12,413)
Net cash provided by (used in) operating activities	1,970	(937,827)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(68,821)	(69,319)

CASH FLOWS FROM FINANCING ACTIVITIES
Net activity on line of credit	(137,612)	1,066,000
Payments on capital lease obligations	(3,157)	(5,426)
Net cash (used in) provided by financing activities	(140,769)	1,060,574

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(207,620)	53,428
Cash and cash equivalents at beginning of period	691,288	13,036,447

Cash and cash equivalents at end of period	$483,668	$13,089,875

SUPPLEMENTAL DISCLOSURES
Interest paid	$254,315	$367,089

Income taxes paid	$22,971	$21,408

The accompanying footnotes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION

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

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three month period ended March 31, 2008. The results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited financial statements included in this filing should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2007.

      Recent Accounting Pronouncements

      In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective January 1, 2008, the Company has adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in the proposed FSP FAS 157-b. The partial adoption of SFAS No. 157 will not have a material impact on the Company’s financial position, results of operations or cash flows.

      In February 2007, the FASB issued SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 effective January 1, 2008 and did not record any adjustment to the financial statements.

      In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141. The provisions of SFAS 141(R) are similar to those of SFAS 141; however, SFAS 141(R) requires companies to record most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination at “full fair value.” SFAS 141(R) also requires companies to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation and to expense acquisition costs as incurred. This statement applies to all business combinations, including combinations by contract alone. Further, under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method. SFAS 141(R) was adopted and is effective beginning January 1, 2008. The provisions of SFAS 141(R) will impact the Company if it is a party to a business combination.

NOTE B — ORGANIZATION

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

NOTE C — STOCK-BASED COMPENSATION

      At March 31, 2008, common shares reserved for future issuance include 1,500,000 shares issuable under the 2006 Stock Option Plan, 20,000 shares issuable upon exercise of options not granted under the 2006 Stock Option

UNIVERSAL POWER GROUP, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

NOTE C — STOCK-BASED COMPENSATION (CONTINUED)

Plan and 300,000 shares issuable upon exercise of outstanding warrants. At March 31, 2008, there are 1,288,728 options outstanding under the 2006 Stock Option Plan, and 211,272 options are available for future grants.

     Stock-based compensation expense recognized in the statement of income for the three months ended March 31, 2008 includes compensation expense for the amortization of partially vested stock-based payment awards granted prior to March 31, 2008 and for the three months ended March 31, 2007 includes compensation expense for fully vested and the amortization of partially vested stock-based payment awards granted prior to March 31, 2007.

     On June 25, 2007 the Company’s former parent, Zunicom, Inc. (“Zunicom”), issued 645,133 shares of restricted stock to certain employees of UPG for past and future services. The fair value of the shares at the issue date was approximately $377,000. UPG is amortizing the fair value as an compensation expense over the 48 month vesting period in accordance with EITF Issue No. 00-12 “Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee” and FASB 123(R) “Share-Based Payment”. As of March 31, 2008, approximately $304,000 remains unrecognized.

      Valuation Assumptions

      There were no options granted during the three months ended March 31, 2008. During the three months ended March 31, 2007 there were 40,000 options granted for a total outstanding as of March 31, 2007 of 1,227,500. The fair values of option awards granted during the three months ended March 31, 2007 were estimated at the grant date using a Black-Scholes option pricing model with the following assumptions:

For the Three
Months Ended
March 31, 2007

Weighted average grant date fair value	1.15
Weighted average assumptions used:
Expected dividend yield	0.00%
Risk-free interest rate	4.57%
Expected volatility	17.00%
Expected life (in years)	5

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

      Historically, the Company has elected to use the calculated value method to account for options granted. As there was no significant active market for the Company’s common shares prior to the three month period ended March 31, 2008, the Company used historical volatility of the Dow Jones Small Cap Non-Durable Household Companies, which is representative of the Company’s size and industry. The Company has used the historical closing values of that index to estimate volatility, which was calculated at 17-18%. The expected term considers the contractual term of the option as well as expectations for exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

      Summary and Activity

      Stock option activity under our 2006 Stock Option Plan was as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Options outstanding at January 1, 2008	1,289,364	6.92
Granted	—	$—
Exercised	—	$—
Canceled, forfeited or expired	636	$7.00
Options outstanding at March 31, 2008	1,288,728	$6.92

UNIVERSAL POWER GROUP, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

NOTE C — STOCK-BASED COMPENSATION (CONTINUED)

     The following table summarizes stock options outstanding under our 2006 Stock Option Plan at March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Remaining	Weighted		Weighted
	Number of	Contractual	Average	Number of	Average
Range of	Options	Life	Exercise	Options	Exercise
Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price
$4.48	40,000	8.77	$4.48	40,000	$4.48
$7.00	1,248,728	8.77	$7.00	1,248,728	$7.00
$4.48 - $ 7.00	1,288,728	8.77	$6.92	1,288,728	$6.92

     At March 31, 2008, the aggregate intrinsic value of options outstanding and exercisable was $0.0 (zero). The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the quoted price.

      At March 31, 2008, all outstanding options under our 2006 Stock Option Plan were fully vested.

      Other Stock Options

      On March 21, 2007, the Company issued stock options to non-employees to purchase 20,000 shares of the Company’s common stock at an exercise price of $7.00 per share vesting over the next three years and expiring December 19, 2016. These stock options were valued at approximately $6,300 using the Black-Scholes model and remain outstanding as of March 31, 2008.

NOTE D – NET INCOME PER SHARE

     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period.

     Diluted net income per share is computed by dividing net income by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. The Company’s common stock equivalents include all common stock issuable upon the exercise of outstanding stock options and warrants.

     For the three month period ended March 31, 2008, 1,288,728 stock options and 300,000 warrants are excluded from the calculation as they are antidilutive. For the three month period ended March 31, 2007, the dilutive effect of 40,000 stock options are included in the diluted net income per share calculation. 1,207,500 stock options and 300,000 warrants are exluded from the calculation as they are antidilutive.

NOTE E – LINE OF CREDIT

     The Company has a $30 million line of credit with Compass Bank which matures on July 5, 2012. The facility bears interest at LIBOR Index Rate plus a sliding range from 1.25% to 2.50% based on quarterly covenant performance. At March 31, 2008 that rate was 4.56% . The line of credit is due on demand and is secured by accounts receivable, inventories, and equipment. The line's availability is based on a borrowing formula, which allows for borrowings equal to 85% of the Company’s eligible accounts receivable and a percentage of eligible inventory. In addition, the Company must maintain certain financial covenants including ratios on funded debt to EBITDA, as well as a fixed charge ratio. At March 31, 2008, $12,695,419 was outstanding under the line of credit and approximately $9,302,000 remained available for borrowings under the line of credit based on the borrowing formula.

NOTE F – CONCENTRATIONS

     A significant portion of the Company’s business is with one major customer, Brinks Home Security which, excluding its dealers, represented approximately 36% and 42% of the Company’s revenues for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008, the Company had aggregate accounts receivable from this customer in the amount of approximately $4.4 million. Through the date of this report, substantially this entire amount has been collected.

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

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

     The following discussion and analysis should be read in conjunction with our unaudited interim financial statements and notes thereto included elsewhere in this Form 10-Q. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements, including statements regarding our plans, objectives, expectations and intentions, involve forward-looking statements that reflect the current view about future events and financial performance based on certain assumptions. They include opinions, forecasts, projections, assumptions, guidance, expectations, beliefs or other statements that are not statements of historical fact. In some cases, forward-looking statements can be identified by words such as “may”, “can”, “will”, “should”, “could”, “expects”, “hopes”, “believes”, “plans”, “anticipates”, “estimates”, “predicts”, “projects”, “potential”, “intends”, “approximates” or the negative or other variation of such terms and other comparable expressions. Forward-looking statements in this Report may include statements about:

•	future financial and operating results, including projections of revenues, income, expenditures, cash balances and other financial items;

•	our capital requirements and the need for additional financing;

•	our ability to acquire new customers or expand our relationships with our existing customers;

•	our ability to find alternative suppliers for batteries and other portable power products

•	our ability to successfully consummate financing and merger and acquisition transactions;

•	our ability to protect our intellectual property rights and secure the right to use other intellectual property that we deem to be essential to the conduct of our business;

•	the outcome of various regulatory and legal proceedings in which we are currently involved;

•	our ability to execute our growth and expansion and acquisition strategies;

•	current and future economic and political conditions;

•	overall industry and market performance;

•	competition;

•	management’s goals and plans for future operations; and

•	other assumptions described in this Report underlying or relating to any forward-looking statements

     The forward-looking statements in this Form 10-Q are only predictions. Actual results could, and likely will, differ materially from these forward-looking statements for many reasons, including the risks described under “Risk Factors” for the year ended December 31, 2007 filed with the SEC in our form 10-K and the other risks and uncertainties you can find in our press releases and other SEC filings. No guarantee about future results, performance or achievements can be made. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

     During the first quarter of 2008, our net income rose 51.3% to $0.6 million, or $0.11 per share, compared to $0.4 million, or $0.07 per share, for the first quarter of 2007.

     Revenues in the first quarter of 2008 rose 25.4% to $29.5 million compared to $23.5 million for the first quarter of 2007, reflecting the strength in our new and existing customer relationships and successful execution of our growth strategy. First quarter 2008 revenues from sources other than Brinks Home Security (“Brinks”) and their dealers rose 45.5% to $16.0 million from $11.0 million in the first quarter of 2007, reflecting growth of new and existing customer accounts as well as price increases implemented by us to offset higher costs of goods sold. Growth in our higher margin business for the first quarter was driven 46% by volume and 54% by price increases. First quarter revenues from Brinks increased to $13.5 million, up 7.7% compared to $12.5 million in the first quarter of 2007. We believe this modest increase partially reflects slower growth in the residential housing market, as well as price increases. Additionally, and of note, our concentration of revenues with Brinks and their dealers fell to 46% of our total revenues in the first quarter 2008 compared to 53% in the first quarter of 2007, even considering the modest increase in sales to Brinks and their dealers.

     Gross margin grew 30.0% and improved as a percentage of revenues for the first quarter of 2008 to 15.2% compared to 14.6% in the comparable period in 2007. This increase reflects product mix improvement, including our reduced concentration with Brinks noted above, as well as price increases to offset higher raw material costs.

While generally stable during the first quarter of 2008, we expect continued volatility throughout the year in certain raw materials such as lead, copper and zinc. Growing our gross margins will continue to be more challenging when prices for raw materials are volatile. We will continue recovering cost increases from our customers wherever possible. Currently, there is no indication that we will not be able to obtain supplies of all the materials that we require. We continue to focus on and develop higher margin products and markets.

     In addition to targeted organic growth, acquisitions are a significant component of our expansion initiatives and growth plans. We continue to diligently evaluate markets and suitable acquisition candidates that will facilitate reaching our strategic objectives. Also, we plan to open another distribution center during 2008.

     We continue implementation of our Sarbanes-Oxley 404 compliance plan and expect associated costs during 2008 to be less than the approximately $0.3 million incurred in 2007.

     Based on our performance through the first quarter of 2008, and provided we are able to effectively manage volatile raw material costs, we expect to meet our previous guidance of organic growth in overall revenues for the full year 2008 of 12% - 15% and operating income growth of 15% - 18%.

      A more detailed analysis of our results of operations and financial condition follows.

Results of Operations For Period Ending March 31, 2008 Compared to March 31, 2007

      Revenues

     For the three month period ended March 31, 2008, we had revenues of $29.5 million compared to $23.5 million for the similar period in 2007, an increase of $5.9 million or 25.4% . Revenues from Brinks Home Security and its authorized dealers in the quarter were $13.5 million compared to $12.5 million from the first quarter of 2007, an increase of 7.7% . As most of our Brinks business is related to residential security systems, we attribute this modest increase to the overall slowdown in the growth of residential construction, as well as price increases. On the other hand, revenues from customers other than Brinks increased from $11.0 million in the first quarter of 2007 to $16.0 million in the first quarter of 2008, or 45.5% reflecting growth of new and existing customer accounts as well as price increases implemented by us to offset higher costs of goods sold. We anticipate continued growth in revenue from the sales of battery, battery-powered product lines and new products.

      Cost of Revenues

     For the three month period ended March 31, 2008, our cost of revenues increased to $25.0 million compared to $20.1 million for the similar period in 2007, an increase of $4.9 million or 24.6% . A portion of this increase was attributable to increases in the prices of lead, copper and zinc, the significant commodity raw materials for batteries and wire. Cost of revenues as a percentage of revenues was slightly lower at 84.8% compared to 85.4% for the similar period in 2007. As we expect raw material cost increases to continue in the near future, we continually monitor customer and vendor pricing.

      Operating Expenses

     For the three month period ended March 31, 2008, our operating expenses, consisting of selling, general and administrative expenses as well as depreciation and amortization of property and equipment, increased approximately $0.7 million or 25% to approximately $3.3 million from $2.6 million for the similar period in 2007. Of this increase, approximate amounts totaling $0.2 million were attributable to compensation and other employee related expenses due to overall growth, $0.2 million for costs related to increased sales such as commissions, travel, and trade show participation, additional warehouse costs of $0.2 million and general corporate expenses of $0.1 million.

     For the three month period ending March 31, 2008 we incurred approximately $130,000 in depreciation and amortization expense compared to $50,000 in the 2007 period. This increase is primarily related to our new logistics and distribution system that was placed into service at the beginning of 2008.

      Interest Expense and Income

     Our interest expense totaled approximately $254,000 for the three month period ended March 31, 2008 compared to $367,000 for the similar period in 2007, a decrease of approximately $113,000. The decrease is due to lower average interest rates in 2008 and decreased average borrowings under our line of credit. The average outstanding loan balance on the line of credit for the 2008 and 2007 periods was $10.8 million and $13.7 million, respectively and the weighted average interest rates during the two periods was 5.22% and 7.82%, respectively. We had interest income in the first quarter of 2007 totaling approximately $173,000 due to our IPO funds being maintained in short term investments during the first quarter of 2007.

      Liquidity

     We had cash and cash equivalents of approximately $0.5 million and $13.0 million at March 31, 2008 and 2007, respectively. The 2007 amount includes approximately $11.8 million of net proceeds from our IPO that was consummated in late December 2006. We have used approximately $1.6 million of the IPO funds for specific projects and approximately $10.2 million has been applied to temporarily reduce our line of credit pending acquisition opportunities or other designated IPO uses.

     For the three month period ended March 31, 2008, net cash provided by operating activities was nominal compared to $0.9 million cash used in operating activities for the three month period ended March 31, 2007. The net cash provided by operating activities is due primarily to net income of approximately $0.6 million, non-cash charges for depreciation, amortization and stock-based compensation totaling $0.1 million and a decrease of $1.0 million in inventories, offset by approximate increases of $1.5 million in our accounts receivable – trade, and $0.2 million in prepaid expenses. The overall improvement toward cash provided by, rather than used in operating activities is due generally to our increased cash flow from growing operations.

     Cash used in investing activities for the three month periods ended March 31, 2008 and 2007, was approximately $69,000 for each period. The cash used in 2008 and 2007 was related to the purchases of property and equipment.

     Net cash used in financing activities for the three month period ended March 31, 2008 was approximately $0.1 compared to cash provided by financing activities of $1.1 million for the similar period in 2007. The net cash used in financing activities for 2008 was primarily comprised of reductions in net borrowings on our line of credit.

     The Company has a $30 million line of credit with Compass Bank which matures on July 5, 2012. The facility bears interest at LIBOR Index Rate plus a sliding range from 1.25% to 2.50% based on quarterly covenant performance. At March 31, 2008 that rate was 4.56% . The line of credit is due on demand and is secured by accounts receivable, inventories, and equipment. The line's availability is based on a borrowing formula, which allows for borrowings equal to 85% of the Company’s eligible accounts receivable and a percentage of eligible inventory. In addition, the Company must maintain certain financial covenants including ratios on funded debt to EBITDA, as well as a fixed charge ratio. At March 31, 2008, $12,695,419 was outstanding under the line of credit and approximately $9,302,000 remained available for borrowings under the line of credit based on the borrowing formula.

     We believe that cash provided by operations and cash available under our line of credit will be sufficient to meet our operational needs over the next year.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Foreign Currency Exchange

      Our customers are primarily located in the United States. On the other hand, many of our suppliers are located outside the United States. As a result, our financial results could be impacted by foreign currency exchange rates and market conditions abroad. Since a significant portion of our products are imported from China, we continue to monitor the current weakness of the U. S. dollar against the strength of the Chinese reminibi. We have not used derivative instruments to hedge our foreign exchange risks though we may choose to do so in the future.

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

      Interest Rates

      Our exposure to market rate risk for changes in interest rates is related primarily to our line of credit. A portion of the outstanding borrowings on the line of credit bears an interest rate of LIBOR plus a sliding range up to 2.5% . A change in the LIBOR rate could have a material effect on interest expense.

ITEM 4T.	CONTROLS AND PROCEDURES

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

     In April 2003 Energizer Holdings, Inc. and Eveready Battery Company, Inc. (collectively “Eveready”) initiated legal proceedings against us and over 20 other respondents relating to the manufacture, importation and sale of certain alkaline batteries alleged to infringe U.S. Patent No. 5,464,709. Eveready is seeking a general exclusion order with respect to future importation of these batteries. We denied infringement and have been vigorously defending this action. In October 2004 the International Trade Commission ruled against Eveready and Eveready then appealed to the United States Court of Appeals for the Federal Circuit. On January 25, 2006, in the Federal Circuit reversed the Commission’s holding of invalidity and remanded for further proceedings based on its construction of Eveready’s patent. On February 23, 2007, the International Trade Commission again ruled that Everyready’s patent was invalid and terminated the investigation. Eveready appealed that decision to the Federal Circuit where oral arguments were heard on November 5, 2007. On April 21, 2008 a three judge panel of the Federal Circuit Court affirmed the International Trade Commission’s ruling of invalidity. As of the date of this report we are not aware of any further proceedings in this matter. For more information, see In re Certain Zero-Mercury-Added Alkaline Batteries, Parts Thereof and Products Containing Same, Investigation No. 337-TA-493, in the United States International Trade Commission.

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

     There are no material changes to the risk factors set forth in Item 1A of Part 1 of our Form 10-K for the year ended December 31, 2007 filed with the U.S. Securities and Exchange Commission on March 31, 2008 except as follows.

     The risk factor immediately following, which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, has been modified to provide additional disclosure related to changes since we filed our Annual Report on Form 10-K for the year ended December 31, 2007. See Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2007 for an expanded description of other risks we face under “Other Risk Factors.”

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

     Our initial public offering (IPO) was declared effective on December 20, 2006. In the offering, we received net proceeds of approximately $11.8 million. We have used proceeds totaling approximately $1.1 million implementing our new warehouse management system, $0.2 million in start up of our Columbus, Georgia logistics center and $0.3 million for new product development. As of March 31, 2008 the remaining approximately $10.2 million in net proceeds were applied to temporarily reduce our outstanding line of credit pending acquisition opportunities or other designated IPO uses. We have made no direct or indirect payments to any directors or officers from the proceeds.

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

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Power Group, Inc.

Date: May 15, 2008	/s/ Randy Hardin
Randy Hardin
President and Chief Executive Officer
(Principal executive officer)

Date: May 15, 2008	/s/ Roger Tannery
Roger Tannery
Chief Financial Officer
(Principal financial and accounting officer)