Form 10-Q
period 2008-06-30
UNIVERSAL POWER GROUP INC.
filed 2008-08-11
CIK 1372000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________

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

     Yes ☐      No ☑

     As of July 28, 2008, 5,000,000 shares of Common Stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

UNIVERSAL POWER GROUP, INC.

UNAUDITED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2008	2007

CURRENT ASSETS
Cash and cash equivalents	$545,456	$691,288
Accounts receivable:
Trade, net of allowance for doubtful accounts of $124,895
and $129,371	16,183,450	12,593,430
Other	156,979	149,262
Inventories – finished goods, net of allowance for
obsolescence of $288,350 and $193,780	28,349,734	32,345,377
Current deferred tax asset	1,094,579	983,114
Prepaid expenses and other current assets	1,397,522	880,907
Total current assets	47,727,720	47,643,378

PROPERTY AND EQUIPMENT
Logistics and distribution systems	1,546,126	1,417,269
Machinery and equipment	495,228	338,220
Furniture and fixtures	492,267	492,267
Leasehold improvements	291,347	272,096
Vehicles	137,336	151,598
	2,962,304	2,671,450
Less accumulated depreciation and amortization	(1,205,156)	(985,735)

Net property and equipment	1,757,148	1,685,715

OTHER ASSETS	108,467	81,459

TOTAL ASSETS	$49,593,335	$49,410,552

The accompanying footnotes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.

UNAUDITED BALANCE SHEETS (Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	December 31,
	2008	2007
CURRENT LIABILITIES
Line of credit	$12,009,608	$12,833,031
Accounts payable	11,863,316	12,257,350
Accrued liabilities	919,105	537,248
Current portion of notes payable to Zunicom, Inc	1,462,500	731,250
Current portion of capital lease obligations	663	6,609
Current portion of deferred rent	62,808	64,446
Total current liabilities	26,318,000	26,429,934

NOTES PAYABLE TO ZUNICOM, INC	4,387,500	5,118,750
NON-CURRENT DEFERRED TAX LIABILITY	8,642	25,455
DEFERRED RENT, less current portion	148,162	180,776
Total liabilities	30,862,304	31,754,915

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, 50,000,000 shares
authorized, 5,000,000 shares issued and outstanding	50,000	50,000
Additional paid-in capital	15,429,863	15,381,684
Retained earnings	3,251,168	2,223,953
Total shareholders’ equity	18,731,031	17,655,637

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,593,335	$49,410,552

The accompanying footnotes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.

UNAUDITED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$30,199,945	$26,403,048	$59,724,201	$49,942,922
Cost of sales	25,684,726	22,258,190	50,734,924	42,357,431
Gross profit	4,515,219	4,144,858	8,989,277	7,585,491
Operating expenses	3,470,952	2,699,388	6,771,113	5,335,898
Operating income	1,044,267	1,445,470	2,218,164	2,249,593
Other income (expense)
Interest expense (including $87,510, $87,510,
$174,058 and $174,058 to Zunicom, Inc.)	(247,267)	(365,165)	(501,582)	(732,254)
Interest income	513	167,377	513	340,291
Total other expense	(246,754)	(197,788)	(501,069)	(391,963)
Income before provision for income taxes	797,513	1,247,682	1,717,095	1,857,630
Provision for income taxes	(326,952)	(513,977)	(689,880)	(755,968)

Net income	$470,561	$733,705	$1,027,215	$1,101,662
Net income per share
Basic	$0.09	$0.15	$0.21	$0.22
Diluted	$0.09	$0.15	$0.21	$0.22
Weighted average shares outstanding
Basic	5,000,000	5,000,000	5,000,000	5,000,000
Diluted	5,000,000	5,002,114	5,000,000	5,005,707

The accompanying footnotes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,027,215	$1,101,662
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization of property and equipment	266,006	103,864
Provision for bad debts	62,300	55,034
Provision for obsolete inventory	110,000	60,000
Deferred income taxes	(128,278)	(94,024)
Stock-based compensation	48,179	46,816
Change in operating assets and liabilities:
Accounts receivable – trade	(3,652,320)	(1,896,896)
Accounts receivable – other	(7,717)	(304,246)
Inventories	3,885,643	(1,065,356)
Prepaid expenses and other current assets	(535,365)	(717,284)
Other assets	(27,008)	(37,500)
Accounts payable	(394,034)	2,100,359
Accrued liabilities	381,857	466,983
Due from Zunicom, Inc	—	186,617
Deferred rent	(34,252)	(15,027)
Net cash provided by (used in) operating activities	1,002,226	(8,998)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(318,689)	(142,836)

CASH FLOWS FROM FINANCING ACTIVITIES
Net activity on line of credit	(823,423)	408,510
Payments on capital lease obligations	(5,946)	(10,928)
Net cash (used in) provided by financing activities	(829,369)	397,582

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS	(145,832)	245,748
Cash and cash equivalents at beginning of period	691,288	13,036,447

Cash and cash equivalents at end of period	$545,456	13,282,195

SUPPLEMENTAL DISCLOSURES
Interest paid	$501,582	$732,254

Income taxes paid	$653,971	$524,960

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

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three and six month periods ended June 30, 2008. The results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited financial statements included in this filing should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2007.

     Recent Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective January 1, 2008, the Company has adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in the proposed FSP SFAS 157-b. The partial adoption of SFAS No. 157 will not have a material impact on the Company’s financial position, results of operations or cash flows.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 effective January 1, 2008 and did not record any adjustment to the financial statements.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
NOTE A – BASIS OF PRESENTATION (CONTINUED)

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management is currently evaluating the effects of this statement, but it is not expected to have a material impact on the Company’s financial statements.

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

NOTE C – STOCK-BASED COMPENSATION

     At June 30, 2008, common shares reserved for future issuance include 1,500,000 shares issuable under the 2006 Stock Option Plan, 20,000 shares issuable upon exercise of options not granted under the 2006 Stock Option Plan and 300,000 shares issuable upon exercise of outstanding warrants. At June 30, 2008, there are 1,288,728 options outstanding under the 2006 Stock Option Plan, and 211,272 options are available for future grants.

     Stock-based compensation expense recognized in the statement of income for the three and six months ended June 30, 2008 includes compensation expense for the amortization of partially vested stock-based payment awards granted prior to June 30, 2008 and for the three and six months ended June 30, 2007 includes compensation expense for fully vested and the amortization of partially vested stock-based payment awards granted prior to June 30, 2007.

     On June 25, 2007 the Company’s former parent, Zunicom, Inc. (“Zunicom”), issued 645,133 shares of restricted stock to certain employees of UPG for past and future services. The fair value of the shares at the issue date was approximately $377,000. UPG is amortizing the fair value as an compensation expense over the 48 month vesting period in accordance with EITF Issue No. 00-12 “Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee” and FASB 123(R) “Share-Based Payment”. As of June 30, 2008, approximately $280,000 remains unrecognized.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
NOTE C – STOCK-BASED COMPENSATION (CONTINUED)

     Valuation Assumptions

     There were no options granted during the three and six month periods ended June 30, 2008. There were no options granted during the three months ended June 30, 2007. During the six months ended June 30, 2007 there were 40,000 options granted for a total outstanding as of June 30, 2007 of 1,227,500. The fair values of option awards granted during the six months ended June 30, 2007 were estimated at the grant date using a Black-Scholes option pricing model with the following assumptions:

For the Six Months
Ended June 30, 2007
Weighted average grant date fair value	$1.15
Weighted average assumptions used:
Expected dividend yield	0.00%
Risk-free interest rate	4.57%
Expected volatility	17.00%
Expected life (in years)	5

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Historically, the Company has elected to use the calculated value method to account for options granted. As there was no significant active market for the Company’s common shares prior to the six month period ended June 30, 2008, the Company used historical volatility of the Dow Jones Small Cap Non-Durable Household Companies, which is representative of the Company’s size and industry. The Company has used the historical closing values of that index to estimate volatility, which was calculated at 17-18%. The expected term considers the contractual term of the option as well as expectations for exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

     Summary and Activity

     Stock option activity under our 2006 Stock Option Plan was as follows:

		Weighted Average
	Number of Shares	Exercise Price
Options outstanding at January 1, 2008	1,289,364	$6.92
Granted	—	$—
Exercised	—	$—
Canceled, forfeited or expired	636	$7.00
Options outstanding at June 30, 2008	1288,728	$6.92

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
NOTE C – STOCK-BASED COMPENSATION (CONTINUED)

     The following table summarizes stock options outstanding under our 2006 Stock Option Plan at June 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted	Number of	Weighted
Range of	Number of Options	Contractual Life	Average	Options	Average
Exercise Prices	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$4.48	40,000	8.48	$4.48	40,000	$4.48
$7.00	1,248,728	8.48	$7.00	1,248,728	$7.00
$4.48 - $ 7.00	1,288,728	8.48	$6.92	1,288,728	$6.92

     At June 30, 2008, the aggregate intrinsic value of options outstanding and exercisable was $0.0 (zero). The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the quoted price.

     At June 30, 2008, all outstanding options under our 2006 Stock Option Plan were fully vested.

     Other Stock Options

     On March 21, 2007, the Company issued stock options to non-employees to purchase 20,000 shares of the Company’s common stock at an exercise price of $7.00 per share vesting over the next three years and expiring December 19, 2016. These stock options were valued at approximately $6,300 using the Black-Scholes model and remain outstanding as of June 30, 2008.

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

     For the three and six month periods ended June 30, 2008, 1,308,728 stock options and 300,000 warrants are excluded from the calculation as they are antidilutive. For the three month and six month periods ended June 30, 2007, the dilutive effect of 40,000 stock options are included in the diluted net income per share calculation. 1,207,500 stock options and 300,000 warrants are exluded from the calculation as they are antidilutive.

NOTE E – LINE OF CREDIT

     The Company has a $30 million line of credit with Compass Bank which matures on July 5, 2012. The facility bears interest at LIBOR Index Rate plus a sliding range from 1.25% to 2.50% based on quarterly covenant performance. At June 30, 2008 that rate was 4.48% . In June, 2008 the Company entered into an interest rate swap agreement which “locks-in” a fixed rate of 5.85% on the first $6.0 million outstanding under the line of credit, thus swapping the fixed rate for the current variable rate as calculated under the

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
NOTE E – LINE OF CREDIT (CONTINUED)

original loan agreement through its maturity date of July 5, 2012. The rate swap agreement’s fair value at June 30, 2008 was not material. The line of credit is due on demand and is secured by accounts receivable, inventories, and equipment. The line's availability is based on a borrowing formula, which allows for borrowings equal to 85% of the Company’s eligible accounts receivable and a percentage of eligible inventory. In addition, the Company must maintain certain financial covenants including ratios on funded debt to EBITDA, as well as a fixed charge ratio. At June 30, 2008, $12.0 million was outstanding under the line of credit and approximately $8.3 million remained available for borrowings under the line of credit based on the borrowing formula.

NOTE F – CONCENTRATIONS

     A significant portion of UPG’s business is with one major customer, Brink’s Home Security, which represented approximately 45% and 53% of UPG’s revenues for the three months ended June 30, 2008 and 2007, respectively, and also for the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008, the Company had aggregate accounts receivable from this customer in the amount of approximately $4.6 million. Through the date of this report, substantially all of this amount has been collected.

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

Item 2.	Management’s Discussion and Analysis of Financial Analysis of Financial Condition and Results of Operation

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

Overview

     Revenues in the second quarter of 2008 rose 14.4% to $30.2 million compared to $26.4 million for the second quarter of 2007, reflecting the strength in our new and existing customer relationships and successful execution of our growth strategy. Second quarter 2008 revenues from sources other than Brinks Home Security (“Brinks”) and their dealers rose 35.0% to $16.8 million from $12.4 million in the second quarter of 2007, reflecting growth of new and existing customer accounts as well as price increases implemented by us to offset higher costs of goods sold. Growth in our higher margin business for the second quarter was driven 21% by volume and 79% by price increases. Second quarter revenues from Brinks decreased to $13.5 million, or 3.9% compared to $14.0 million in the second quarter of 2007. We believe this slight decrease primarily reflects slower growth in the residential housing market. Additionally, and of note, our concentration of revenues with Brinks and their dealers fell to 44.6% of our total revenues in the second quarter 2008 compared to 53.0% in the second quarter of 2007.

     Gross margin grew 8.9% but decreased as a percentage of revenues for the second quarter of 2008 to 15.0% compared to 15.7% in the comparable period in 2007. We attribute the decrease to timing of passing along our product cost increases. This decrease reflects product mix improvement as well as some price increases to offset higher raw material costs. However, while we improved our product mix toward our historically higher margin products, the margins realized did not reflect the benefit of price increases implemented slowly due to a very competitive market especially for our “commodity” influenced products. Of note, our 15.0 % second quarter 2008 margin as a percentage of sales is only slightly down from 15.2% for the first quarter of 2008 and ahead of the third and fourth quarters of 2007, continuing a generally upward trend. The product mix improvement also includes our reduced concentration with Brinks, as noted above. We experienced cost increases during the second quarter of 2008 and expect continued volatility throughout the year in certain raw materials such as lead, copper and zinc. Growing our gross margins will continue to be more challenging when prices for raw materials are volatile. We will continue recovering cost increases from our customers wherever possible. Currently, there is no indication that we will not be able to obtain supplies of all the materials that we require. We continue to focus on and develop higher margin products and markets.

     During the second quarter of 2008, our net income decreased 35.9% to $0.5 million, or $0.09 per share, compared to $0.7 million, or $0.15 per share, for the second quarter of 2007. The decrease is primarily attributable to a decrease in gross margins, approximately $0.1 million in increased costs of being a public company and increases of approximately $0.6 in general operating expenses largely related to growth.

     In addition to targeted organic growth, acquisitions are a significant component of our expansion initiatives and growth plans. We continue to diligently evaluate markets and suitable acquisition candidates that will facilitate reaching our strategic objectives.

     We continue implementation of our Sarbanes-Oxley 404 compliance plan and expect associated costs during 2008 to be less than the approximately $0.3 million incurred during all of 2007.

     A more detailed analysis of our results of operations and financial condition follows.

Results of Operations For Period Ending June 30, 2008 Compared to June 30, 2007

     For the three months ended June 30, 2008 and 2007:

     Revenues

     For the three month period ended June 30, 2008, we had revenues of $30.2 million compared to $26.4 million for the similar period in 2007, an increase of $3.8 million or 14.4%. Revenues from Brinks Home Security and its authorized dealers in the quarter were $13.5 million compared to $14.0 million from the second quarter of 2007, a decrease of 3.9% . As most of our Brinks business is related to residential security systems, we attribute this slight decrease in our sales to them to the overall slowdown in the growth of residential construction, offset by price increases. On the other hand, revenues from customers other than Brinks increased from $12.4 million in the second quarter of 2007 to $16.8 million in the second quarter of 2008, or 35.0% reflecting growth of new and existing customer accounts as well as price increases implemented by us to offset higher costs of goods sold. We anticipate continued growth in revenue from the sales of battery, battery-powered product lines and new products.

     Cost of Revenues

     For the three month period ended June 30, 2008, our cost of revenues increased to $25.7 million compared to $22.3 million for the similar period in 2007, an increase of $3.4 million or 15.4% . A portion of this increase was attributable to increases in the prices of lead, copper and zinc, the significant commodity raw materials for batteries and wire. Cost of revenues as a percentage of revenues was slightly higher at 85.0% compared to 84.3% for the similar period in 2007 due primarily to timing of passing on cost increases. As we expect raw material cost increases to continue in the near future, we continually monitor customer and vendor pricing.

     Operating Expenses

     For the three month period ended June 30, 2008, our operating expenses, consisting of selling, general and administrative expenses as well as depreciation and amortization of property and equipment, increased approximately $0.8 million or 28.6% to approximately $3.5 million from $2.7million for the similar period in 2007. Of this increase, approximate amounts totaling $0.4 million were attributable to compensation and other employee related expenses due to overall growth, $0.1 million for costs related to increased sales such as commissions, travel, and trade show participation, additional facilities costs of $0.1 million and general corporate expenses of $0.2 million.

     For the three month period ending June 30, 2008 we incurred approximately $135,000 in depreciation and amortization expense compared to approximately $47,000 in the similar period for 2007. This increase is primarily related to our new logistics and distribution system that was placed into service at the beginning of 2008.

     Interest Expense and Income

     Our interest expense totaled approximately $247,000 for the three month period ended June 30, 2008 compared to $365,000 for the similar period in 2007, a decrease of approximately $118,000. The decrease is due to lower average interest rates in 2008 and decreased average borrowings under our line of credit. The average outstanding loan balance on the line of credit for the 2008 and 2007 periods was $11.5 million and $15.1 million, respectively and the weighted average interest rates during the two periods was 5.57% and 7.82%, respectively.

     Our interest income for the three months ended June 30, 2008 was nominal and totaled approximately $167,000 for the three month period ending June 30, 2007. The decrease is due to funds raised during our initial public offering being maintained in short term investments.

     For the six months ended June 30, 2008 and 2007:

     Revenues

     For the six month period ended June 30, 2008, we had revenues of approximately $59.7 million compared to $50.0 million for the similar period in 2007, an increase of $9.8 million, or 19.6% . Revenues from Brinks Home Security and their dealers for the six month period were approximately $27.0 million compared to $26.5 million for the similar period in 2007, an increase of 1.9% . As most of our Brinks business is related to residential security systems, we attribute this modest increase primarily to the overall slowdown in the residential construction industry, thus slowing the demand for certain security products. However, revenues from other customers for the similar periods increased to approximately $32.7 million in 2008 from $23.4 million in 2007, or 39.6% . We attribute this increase to more focused marketing to existing and new accounts. In addition, we experienced price increases in certain battery and battery-related products as a result of increases in the cost of lead and copper which we were able to successfully pass along to our customers. We anticipate continued growth in revenue from the sales of battery, battery-powered product lines and new products.

     Cost of Revenues

     For the six month period ended June 30, 2008, our cost of revenues increased to approximately $50.7 million compared to $42.4 million for the similar period in 2007, an increase of $8.4 million, or 19.8% . Cost of revenues as a percentage of revenues was relatively flat at 84.9% compared to 84.8% for the similar period in 2007. We continue to monitor customer and vendor pricing due to raw material cost increases, which are expected to continue in the near future.

     Operating Expenses

     For the six month period ended June 30, 2008 our operating expenses, consisting of selling, general and administrative expenses as well as depreciation and amortization of property and equipment, increased approximately $1.5 million, or 26.9% to approximately $6.8 million from $5.3 million for the similar period in 2007. Of this increase, approximate amounts totaling $0.6 million were attributable to compensation and other employee related expenses due to overall growth, $0.2 million for costs related to increased sales such as commissions, travel, and trade show participation, additional facilities costs of $0.3 million and general corporate expenses of $0..4 million.

     For the six month period ending June 30, 2008 we incurred approximately $266,000 in depreciation and amortization expense compared to $104,000 for the similar period in 2007.

     Interest Expense and Income

     Our interest expense totaled approximately $0.5 million and $0.7 million for the six month periods ended June 30, 2008 and 2007, respectively, a decrease of approximately $0.2 million. The decrease is due to lower average interest rates in 2008 and decreased average borrowings under our line of credit. The average outstanding loan balance on the line of credit was $11.0 million and $14.4 million, respectively, for the six month periods ending June 30, 2008 and 2007. The weighted average interest rate during the periods was 5.9% and 7.8%, respectively, for 2008 and 2007.

     Our interest income was nominal for the six month period ended June 30, 2008 and totaled approximately $0.3 million for the six month period ending June 30, 2007. The decrease is due to funds raised during our initial public offering being maintained in short term investments during 2007.

     Liquidity

     We had cash and cash equivalents of approximately $0.5 million and $13.3 million at June 30, 2008 and 2007, respectively. The 2007 amount includes approximately $11.8 million of net proceeds from our IPO that was consummated in late December 2006. We have used approximately $1.8 million of the IPO funds for specific projects and approximately $10.0 million has been applied to temporarily reduce our line of credit pending acquisition opportunities or other designated IPO uses.

     For the six month period ended June 30, 2008, net cash provided by operating activities was approximately $1.0 million compared to a nominal amount used in operating activities for the six month period ended June 30, 2007. The net cash provided by operating activities is due primarily to net income of approximately $1.0 million, non-cash charges for depreciation, amortization, provision for bad debts and obsolete inventory and stock-based compensation totaling approximately $0.5 million and a decrease of approximately $3.9 million in inventories, offset by approximate increases of $3.7 million in our accounts receivable – trade, and $0.5 million in prepaid expenses. The overall improvement toward cash provided by, rather than used in operating activities is attributable generally to our increased cash flow from growing operations and managing inventory growth.

     Cash used in investing activities for the six month periods ended June 30, 2008 and 2007, was approximately $319,000 and $143,000, respectively. The cash used in 2008 and 2007 was related to the purchases of property and equipment.

     Net cash used in financing activities for the six month period ended June 30, 2008 was approximately $0.8 million compared to cash provided by financing activities of $0.4 million for the similar period in 2007. The net cash used in financing activities for 2008 was primarily comprised of reductions in net borrowings on our line of credit.

     We have a $30 million line of credit with Compass Bank which matures on July 5, 2012. The facility bears interest at LIBOR Index Rate plus a sliding range from 1.25% to 2.50% based on quarterly covenant performance. At June 30, 2008 that rate was 4.48% . In June, 2008 We entered into an interest rate swap agreement which “locks-in” a fixed rate of 5.85% on the first $6.0 million outstanding under the line of credit, thus swapping the fixed rate for the current variable rate as calculated under the original loan agreement through its maturity date of July 5, 2012. The rate swap agreement’s fair value at June 30, 2008 was not material. The line of credit is due on demand and is secured by accounts receivable, inventories, and equipment. The line's availability is based on a borrowing formula, which allows for borrowings equal to 85% of our eligible accounts receivable and a percentage of eligible inventory. In addition, we must maintain certain financial covenants including ratios on funded debt to EBITDA, as well as a fixed charge ratio. At June 30, 2008, $12.0 million was outstanding under the line of credit and approximately $8.3 million remained available for borrowings under the line of credit based on the borrowing formula.

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

     Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. The effect of foreign exchange rate fluctations on us during the year ended December 31, 2007 was not material.

     Interest Rates

     Our exposure to market rate risk for changes in interest rates is related primarily to our line of credit. A portion of the outstanding borrowings on the line of credit bears an interest rate of LIBOR plus a sliding range up to 2.5% . A change in the LIBOR rate could have a material effect on interest expense. In June, 2008 we entered into an interest rate swap agreement which “locks-in” a fixed rate of 5.85% on the first $6.0 million outstanding under the line of credit, thus swapping the fixed rate for the current variable rate as calculated under the original loan agreement through its maturity date of July 5, 2012. The rate swap agreement’s fair value at June 30, 2008 was not material.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     In April 2003 Energizer Holdings, Inc. and Eveready Battery Company, Inc. (collectively “Eveready”) initiated legal proceedings against us and over 20 other respondents relating to the manufacture, importation and sale of certain alkaline batteries alleged to infringe U.S. Patent No. 5,464,709. Eveready is seeking a general exclusion order with respect to future importation of these batteries. We denied infringement and have been vigorously defending this action. In October 2004 the International Trade Commission ruled against Eveready and Eveready then appealed to the United States Court of Appeals for the Federal Circuit. On January 25, 2006, in the Federal Circuit reversed the Commission’s holding of invalidity and remanded for further proceedings based on its construction of Eveready’s patent. On February 23, 2007, the International Trade Commission again ruled that Everyready’s patent was invalid and terminated the investigation. Eveready appealed that decision to the Federal Circuit where oral arguments were heard on November 5, 2007. On April 21, 2008 a three judge panel of the Federal Circuit Court affirmed the International Trade Commission’s ruling of invalidity. On June 5, 2008 Eveready filed a Petition for Rehearing (which has been denied) and an En Banc Petition (pending). As of the date of this report we are not aware of any further proceedings in this matter. For more information, see In re Certain Zero-Mercury-Added Alkaline Batteries, Parts Thereof and Products Containing Same, Investigation No. 337-TA-493, in the United States International Trade Commission.

     In A.J. Gilson v. Universal Power Group, Inc., Cause No. 05-09448-H, in the 160th Judicial Court of Dallas County, Texas plaintiff, a former independent sales representative, brought an action asserting claims for breach of contract, promissory estoppel and quantum meruit, alleging that Universal failed to pay him commissions owed in the amount of $430,722. We denied plaintiff’s allegations. Trial was conducted in this case on July 30-August 1, 2007, and a final judgement was entered on October 12, 2007 dismissing the plaintiff’s claims with prejudice. As of the date of this report no appeal has been filed.

Item 1A. Risk Factors

     There are no material changes to the risk factors set forth in Item 1A of Part 1 of our Form 10-K for the year ended December 31, 2007 filed with the U.S. Securities and Exchange Commission on June 30, 2008 except as follows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Our initial public offering (IPO) was declared effective on December 20, 2006. In the offering, we received net proceeds of approximately $11.8 million. We have used proceeds totaling approximately $1.3 million implementing our new warehouse management system, $0.2 million in start up of our Columbus, Georgia logistics center and $0.3 million for new product development. As of June 30, 2008 the remaining approximately $10.0 million in net proceeds were applied to temporarily reduce our outstanding line of credit pending acquisition opportunities or other designated IPO uses. We have made no direct or indirect payments to any directors or officers from the proceeds.

Item 6. Exhibits

     The following exhibits are furnished as part of this report or incorporated herein as indicated.

Exhibit	Description
3(i)	Amended and Restated Certificate of Formation (including Amended and Restated Articles of
Incorporation) (1)
3(ii)	Amended and Restated Bylaws (1)
4.1	Specimen stock certificate (1)
4.2	Form of representatives’ warrant (1)
10.1(a)	Form of 2006 Stock Option Plan (1)
10.1(b)	Form of Stock Option Agreement (1)
10.2	Form of Randy Hardin Employment Agreement (1)(2)
10.3	Form of Ian Edmonds Employment Agreement (1)(2)
10.4	Form of Mimi Tan Employment Agreement (1)(2)
10.5	Amended and Restated Revolving Credit and Security Agreement with Compass Bank dated

June 19, 2007
10.6	Purchase Agreement, dated June 1, 2004, with Brinks Home Security (1)
10.7	Real Property Lease for 1720 Hayden Road, Carrollton, Texas (1)
10.8	Real Property Lease for 11605-B North Santa Fe, Oklahoma City, Oklahoma (1)
10.9	Real Property Lease for Las Vegas, Nevada (1)
10.10	Agreement with Import Consultants (1)
10.11(a)	Form of Promissory Note in the amount of $2,850,000 payable to Zunicom (1)
10.11(b)	Form of Promissory Note in the amount of $3,000,000 payable to Zunicom (1)
10.12	Director-Nominee Consents
	a)	Leslie Bernhard(1)
	b)	Marvin I. Haas(1)
	c)	Garland P. Asher(1)
	d)	Robert M. Gutkowski(1)
10.13	Third Party Logistics & Purchase Agreement, dated as of November 20, 2006, with Brinks Home Security (1)
21.1	Subsidiaries**
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
**	UPG does not have any significant subsidiaries.
(1)	Incorporated by reference to the Exhibit with the same number to UPG’s Registration Statement on Form S-1 (SEC File No. 333-137265) effective as of December 20, 2006.
(2)	Management contract, compensation plan or arrangement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Power Group, Inc.

Date: August 11, 2008	/s/Randy Hardin
Randy Hardin
President and Chief Executive Officer
(Principal executive officer)

Date: August 11, 2008	/s/Roger Tannery
Roger Tannery
Chief Financial Officer
(Principal financial and accounting
officer)