Form 10-Q
period 2008-09-30
UNIVERSAL POWER GROUP INC.
filed 2008-11-13
CIK 1372000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☐ No ☑

As of October 31, 2008 5,000,000 shares of Common Stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

UNIVERSAL POWER GROUP, INC.

UNAUDITED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2008	2007

CURRENT ASSETS
Cash and cash equivalents	$1,019,532	$691,288
Restricted cash	900,000	—
Accounts receivable:
Trade, net of allowance for doubtful accounts of $157,584
and $129,371	16,170,167	12,593,430
Other	137,884	149,262
Inventories – finished goods, net of allowance for
obsolescence of $318,350 and $193,780	28,887,758	32,345,377
Current deferred tax asset	1,098,610	983,114
Prepaid expenses and other current assets	1,193,822	880,907
Total current assets	49,407,773	47,643,378

PROPERTY AND EQUIPMENT
Logistics and distribution systems	1,552,503	1,417,269
Machinery and equipment	495,228	338,220
Furniture and fixtures	595,943	492,267
Leasehold improvements	305,717	272,096
Vehicles	137,336	151,598
	3,086,727	2,671,450
Less accumulated depreciation and amortization	(1,333,692)	(985,735)

Net property and equipment	1,753,035	1,685,715

OTHER ASSETS	99,754	81,459

TOTAL ASSETS	$51,260,562	$49,410,552

The accompanying footnotes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.

UNAUDITED BALANCE SHEETS (CONTINUED)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,	December 31,
	2008	2007

CURRENT LIABILITIES
Line of credit	$12,703,441	$12,833,031
Accounts payable	12,517,306	12,257,350
Accrued liabilities	1,205,104	537,248
Current portion of notes payable to Zunicom, Inc	1,462,500	731,250
Current portion of capital lease obligations	—	6,609
Current portion of deferred rent	43,806	64,446
Total current liabilities	27,932,157	26,429,934

NOTES PAYABLE TO ZUNICOM, INC (net of current portion)	4,021,875	5,118,750
NON-CURRENT DEFERRED TAX LIABILITY	3,735	25,455
DEFERRED RENT, less current portion	164,904	180,776
Total liabilities	32,122,671	31,754,915

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, 50,000,000 shares
authorized, 5,000,000 shares issued and outstanding	50,000	50,000
Additional paid-in capital	15,505,693	15,381,684
Retained earnings	3,652,774	2,223,953
Accumulated other comprehensive loss	(70,576)	—
Total shareholders’ equity	19,137,891	17,655,637

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,260,562	$49,410,552

The accompanying footnotes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.

UNAUDITED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$30,648,315	$29,788,479	$90,372,517	$79,731,401
Cost of sales	26,052,383	25,545,777	76,787,307	67,903,208
Gross profit	4,595,932	4,242,702	13,585,210	11,828,193
Operating expenses	3,595,313	3,198,124	10,366,426	8,534,022
Operating income	1,000,619	1,044,578	3,218,784	3,294,171
Other income (expense)
Interest expense (including $88,471, $88,471,
$263,490 and $262,529 to Zunicom, Inc.)	(235,701)	(225,407)	(737,283)	(957,661)
Interest income	56	55,792	569	396,083
Total other expense	(235,645)	(169,615)	(736,714)	(561,578)
Income before provision for income taxes	764,974	874,963	2,482,070	2,732,593
Provision for income taxes	(363,369)	(193,058)	(1,053,249)	(949,026)

Net income	$401,605	$681,905	$1,428,821	$1,783,567
Net income per share
Basic	$0.08	$0.14	$0.29	$0.36
Diluted	$0.08	$0.14	$0.29	$0.36
Weighted average shares outstanding
Basic	5,000,000	5,000,000	5,000,000	5,000,000
Diluted	5,000,000	5,000,980	5,000,000	5,008,102

The accompanying footnotes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,428,821	$1,783,567
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization of property and equipment	403,917	170,358
Provision for bad debts	91,406	76,130
Provision for obsolete inventory	140,000	90,000
Deferred income taxes	(137,216)	(148,488)
Stock-based compensation	124,009	70,906
Changes in operating assets and liabilities:
Accounts receivable – trade	(3,668,143)	(3,554,903)
Accounts receivable – other	11,378	(249,329)
Inventories	3,317,619	(3,507,229)
Prepaid expenses and other current assets	(341,040)	(215,275)
Other assets	(18,295)	(61,261)
Accounts payable	259,956	2,659,233
Accrued liabilities	597,280	577,992
Due from Zunicom, Inc	—	186,617
Deferred rent	(36,512)	32,018
Net cash provided by (used in) operating activities	2,173,180	(2,089,664)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(443,112)	(868,769)
Deposit in escrow account	(900,000)	—
Net cash used in operating activities	(1,343,112)	(868,769)

CASH FLOWS FROM FINANCING ACTIVITIES
Net activity on line of credit	(129,590)	(9,331,111)
Payments on notes payable to Zunicom, Inc	(365,625)	(15,612)
Payments on capital lease obligations	(6,609)	—
Net cash used in financing activities	(501,824)	(9,346,723)

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	328,244	(12,305,156)
Cash and cash equivalents at beginning of period	691,288	13,036,447

Cash and cash equivalents at end of period	$1,019,532	$731,291

SUPPLEMENTAL DISCLOSURES
Interest paid	$737,283	$957,661

Income taxes paid	$1,182,162	$1,061,452

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

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three and nine month periods ended September 30, 2008. The results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited financial statements included in this filing should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective January 1, 2008, the Company has adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in the proposed FSP SFAS 157-b. The partial adoption of SFAS 157 will not have a material impact on the Company’s financial position, results of operations or cash flows.

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

     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141. The provisions of SFAS 141(R) are similar to those of SFAS 141; however, SFAS 141(R) requires companies to record most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination at “full fair value.” SFAS 141(R) also requires companies to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation and to expense acquisition costs as incurred. This statement applies to all business combinations, including combinations by contract alone. Further, under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method. SFAS 141(R) will be effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The provisions of SFAS 141(R) will impact the Company if it is a party to a business combination.

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management is currently evaluating the effects of SFAS 161, but the standard is not expected to have a material impact on the Company’s financial statements.

Accounting for Derivative Activities

     The Company uses an “Interest Rate Swap” agreement (see Note E) to limit exposure to changes in interest rates. The “Interest Rate Swap” is a derivative financial instrument, which the Company accounts for pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded at fair value on the balance sheet. Changes in fair value of derivative financial instruments are either recognized in other comprehensive income (a component of shareholders' equity) or net income depending on whether the derivative is being used to hedge changes in cash flows or fair value. The Company has determined that changes in value of its “Interest Rate Swap” should be accounted for as a cash flow hedge and recorded as other comprehensive income (loss) in shareholders’ equity if effective or through the statement of income if ineffective.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
NOTE B — ORGANIZATION

     Universal Power Group, Inc. (“UPG” or the “Company”), a Texas corporation, serves a diverse and growing range of industries with portable power and related synergistic products, third-party fulfillment and logistics services and custom battery pack assemblies. The Company’s primary logistics center is located in Carrollton, Texas and regional logistic centers are located in Oklahoma City, Oklahoma, Las Vegas, Nevada and Columbus, Georgia. The Company’s customers are primarily located in the United States. However, a small portion of the Company’s sales are to customers located in the United Kingdom, Australia, Ireland, China and Canada.

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

NOTE C — STOCK-BASED COMPENSATION

     At September 30, 2008, common shares reserved for future issuance include 2,000,000 shares issuable under the 2006 Stock Option Plan, 20,000 shares issuable upon exercise of options not granted under the 2006 Stock Option Plan and 300,000 shares issuable upon exercise of outstanding warrants. At September 30, 2008, there are 1,344,978 options outstanding under the 2006 Stock Option Plan, and 655,022 options are available for future grants.

     Stock-based compensation expense recognized in the statement of income for the three and nine months ended September 30, 2008 includes compensation expense for fully vested and amortization of partially vested stock-based payment awards granted prior to September 30, 2008 and for the three and nine months ended September 30, 2007 includes compensation expense for fully vested and the amortization of partially vested stock-based payment awards granted prior to September 30, 2007.

     On June 25, 2007 Zunicom issued 645,133 shares of restricted stock to certain employees of UPG for past and future services. The fair value of the shares at the issue date was approximately $377,000. UPG is amortizing the fair value as an compensation expense over the 48 month vesting period in accordance with EITF Issue No. 00-12 “Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee” and FASB 123(R) “Share-Based Payment”. As of September 30, 2008, approximately $256,000 remains unrecognized.

Valuation Assumptions

     There were no options granted during the three months ended September 30, 2007. During the nine months ended September 30, 2007 the Company granted 40,000 options to members of the Board of Directors increasing the total number of outstanding options as of September 30, 2007 to 1,227,500. The Company granted 56,250 options to members of the Board of Directors during the three and nine month periods ended September 30, 2008 increasing the total number of outstanding options as of September 30, 2008 to 1,344,978. The fair values of option awards granted during the three and nine months ended September 30, 2008 were estimated at the grant date using a Black-Scholes option pricing model with the following assumptions:

For the Three and Nine Months Ended
September 30, 2008

Weighted average grant date fair value	$0.92
Weighted average assumptions used:
Expected dividend yield	0.00%
Risk-free interest rate	3.87%
Expected volatility	17.00%
Expected life (in years)	5

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

     Historically, the Company has elected to use the calculated value method to account for options granted. As there was no significant active market for the Company’s common shares prior to the nine month period ended September 30, 2008, the Company used historical volatility of the Dow Jones Small Cap Non-Durable Household Companies, which is representative of the Company’s size and industry. The Company has used the historical closing values of that index to estimate volatility, which was calculated at 17%-18%. The expected term considers the contractual term of the option as well as expectations for

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
NOTE C — STOCK-BASED COMPENSATION (CONTINUED)

exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

     Summary and Activity

     Stock option activity under our 2006 Stock Option Plan was as follows:

		Weighted Average
	Number of Shares	Exercise Price
Options outstanding at January 1, 2008	1,289,364	$6.92
Granted	56,250	$3.81
Exercised	—	$—
Canceled, forfeited or expired	(636)	$7.00
Options outstanding at September 30, 2008	1,344,978	$6.79

     The following table summarizes stock options outstanding under our 2006 Stock Option Plan at September 30, 2008:

	Options Outstanding			Options Exercisable
		Average Weighted
		Remaining	Weighted		Weighted
Range of	Number of Options	Contractual Life	Average	Number of Options	Average
Exercise Prices	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$3.81	56,250	9.87	$3.81	56,250	$3.81
$4.48	40,000	8.24	$4.48	40,000	$4.48
$7.00	1,248,728	8.24	$7.00	1,248,728	$7.00
$3.81 - $7.00	1,344,978	8.29	$6.79	1,344,978	$6.79

     At September 30, 2008, the aggregate intrinsic value of options outstanding and exercisable was $0.0. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the quoted price.

     At September 30, 2008, all outstanding options under our 2006 Stock Option Plan were fully vested.

     Other Stock Options

     On March 21, 2007, the Company issued stock options to non-employees to purchase 20,000 shares of the Company’s common stock at an exercise price of $7.00 per share vesting over the next three years and expiring December 19, 2016. These stock options were valued at approximately $6,300 using the Black-Scholes model and remain outstanding as of September 30, 2008.

NOTE D — NET INCOME PER SHARE

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

     For the three and nine month periods ended September 30, 2008, 1,364,978 stock options and 300,000 warrants are excluded from the calculation as they are antidilutive. For the three and nine month periods ended September 30, 2007, the dilutive effect of 40,000 stock options is included in the diluted net income per share calculation. 1,207,500 stock options and 300,000 warrants are excluded from the calculation as they are antidilutive.

NOTE E — LINE OF CREDIT

     The Company has a $30 million line of credit with Compass Bank which matures on July 5, 2012. The facility bears interest at LIBOR Index Rate plus a sliding range from 1.25% to 2.50% based on quarterly covenant performance. At September 30, 2008 that rate was 5.03% . In June, 2008 the Company entered into an interest rate swap agreement which “locks-in” a fixed rate of 5.85% on the first $6.0 million outstanding under the line of credit, thus swapping the fixed rate for the current variable rate as calculated under the original loan agreement through its maturity date of July 5, 2012. The interest rate swap is accounted for as an effective cash flow hedge and the change in fair value has been recorded in accumulated other comprehensive loss in shareholders’ equity on the balance sheet at September 30, 2008. The line of credit is due on demand and is secured by accounts receivable, inventories, and equipment. The line's availability is based on a borrowing formula, which allows for borrowings equal to 85% of the Company’s eligible accounts receivable and a percentage of eligible inventory. In addition, the Company must maintain certain financial covenants including ratios on funded debt to EBITDA, as well as a fixed charge ratio. At September 30, 2008, $12.7 million was outstanding under the line of credit and approximately $7.8 million remained available for borrowings under the line of credit based on the borrowing formula.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
NOTE F — CONCENTRATIONS

     A significant portion of the Company’s business is with one major customer, Brink’s Home Security, Inc. (“BHS”), which represented approximately 44% and 49% of the Company’s revenues for the three months ended September 30, 2008 and 2007, respectively, and approximately 45% and 51% of the Company’s revenues for the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008, the Company had aggregate accounts receivable from this customer in the amount of approximately $4.3 million. Through the date of this report, substantially all of this amount has been collected.

NOTE G — LEGAL PROCEEDINGS

     The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company’s financial position, operating results, or cash flows. However, there can be no assurance that such legal proceedings will not have a material impact.

NOTE H — PURCHASE AND ESCROW AGREEMENT

     As reported on Form 8-K during the third quarter, we entered into an agreement for the purchase of all of the tangible and intangible assets used in connection with the business known as Monarch Hunting Products. Pursuant to the terms of this agreement dated as of September 1, 2008, the Company has placed $900,000 cash in escrow and reported it as restricted cash in the Company’s balance sheet at September 30, 2008, to be applied to the purchase price. The acquisition is expected to close in January 2009. In the event the transaction does not close as planned, or if the entire amount is not required for closing, any remaining amount will be released from escrow and returned to the Company as unrestricted cash.

NOTE I — SUBSEQUENT EVENT

On November 6, 2008 the Company announced it has entered into a new agreement with Brink’s Home Security, Inc. (“BHS”) for an initial two-year term with successive one year renewal terms. The Company is responsible for managing BHS’ product procurement, warehousing, fulfillment and distribution needs, including sourcing of select products such as batteries, transformers, speakers and sirens for BHS’ residential security systems installations. The Company also provides BHS with value-added services such as custom kitting and coordination of battery recycling services.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

     The following discussion and analysis should be read in conjunction with our unaudited interim financial statements and notes thereto included elsewhere in this Form 10-Q. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements, including statements regarding our plans, objectives, expectations and intentions, involve forward-looking statements that reflect the current view about future events and financial performance based on certain assumptions and the state of the economy. They include opinions, forecasts, projections, assumptions, guidance, expectations, beliefs or other statements that are not statements of historical fact. In some cases, forward-looking statements can be identified by words such as “may”, “can”, “will”, “should”, “could”, “expects”, “hopes”, “believes”, “plans”, “anticipates”, “estimates”, “predicts”, “projects”, “potential”, “intends”, “approximates” or the negative or other variation of such terms and other comparable expressions. Forward-looking statements in this Report may include statements about:

  future financial and operating results, including projections of revenues, income, expenditures, cash balances and other financial items;

  our capital requirements and the need for additional financing;

  our ability to acquire new customers or expand our relationships with our existing customers;

  our ability to find alternative suppliers for batteries and other portable power products;

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

  competition;

  regarding general economic conditions and the markets in which we operate;

  management’s goals and plans for future operations; and

  other assumptions described in this Report underlying or relating to any forward-looking statements.

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

Overview and Outlook

     While we have not yet experienced any significant impact from the general slowdown of the economy or current global credit crisis, continuing economic deterioration could have a negative impact on our sales, and therefore profitability in future periods, particularly in markets driven directly by changes in demand for consumer electronics and other consumer products. Further, while we have not seen any significant economic impact on our key customers relative to their business with us, at the present time we cannot assess how a weakening economy may affect our business levels going forward or general ability to access credit sources.

     Revenues in the third quarter of 2008 rose 2.9% to $30.6 million compared to $29.8 million for the third quarter of 2007. Third quarter 2008 revenues from sources other than BHS and their dealers rose 13.2% to $17.3 million from $15.3 million in the third quarter of 2007, primarily due to price increases implemented by us to offset higher costs of goods sold as well as growth of new and existing customer accounts. Third quarter revenues from BHS decreased to $13.4 million, or 7.9% compared to $14.5 million in the third quarter of 2007. We believe this decrease primarily reflects a slower housing market. Additionally, and of note, our concentration of revenues with BHS and their dealers fell to 43.5% of our total revenues in the third quarter 2008 compared to 48.7% in the third quarter of 2007.

     Gross profit grew 8.3% to $4.6 million for the third quarter of 2008, compared with a gross profit of $4.2 million in the third quarter in 2007. Gross margin as a percent of revenues also increased in the third quarter 2008 to 15.0%, compared to 14.2% in the comparable 2007 quarter. This increase reflects product mix improvement as well as some price increases to offset higher raw material costs. The product mix improvement also includes our reduced concentration with BHS, as noted above. We experienced cost volatility during the third quarter of 2008 and expect continued volatility throughout the year in certain raw materials such as lead, copper and zinc. Growing our gross margins will continue to be more challenging when prices for raw materials are volatile. We will continue recovering cost increases from our customers wherever possible. Currently, there is no indication that we will not be able to obtain supplies of all the materials that we require. We continue to focus on developing higher margin products and markets.

     While higher net sales were offset by higher operating expenses for the third quarter of 2008, operating income was unchanged at $1.0 million for the third quarter in both 2008 and 2007. Increased operating expenses were largely the result of growth initiatives.

     During the third quarter of 2008, our net income decreased to $0.4 million, or $0.08 per share, compared to $0.7 million, or $0.14 per share, for the third quarter of 2007. The decrease is primarily due to a decrease in interest income of approximately $56,000 from having cash in short term investments during 2007 and an increase of approximately $170,000 to reflect management’s change in estimates of state taxes. In addition, we received a state tax refund of $89,000 during the third quarter of 2007 which contributed to an increase in net income for that quarter.

     In addition to targeted organic growth, acquisitions are a significant component of our expansion initiatives and growth plans. As reported on Form 8-K during the third quarter, we entered into an agreement for the purchase of all of the tangible and intangible assets used in connection with the business known as Monarch Hunting Products. This acquisition, expected to close in January 2009, will enable us to expand our presence in the high-margin hunting and outdoor market by integrating our hunting battery and other outdoor accessory product lines with their products and customer base. We continue to monitor economic and industry conditions in order to evaluate potential synergistic business acquisitions that would allow us to leverage overhead, penetrate new markets and expand our core business and distribution channels.

     Also, we reported on November 6, 2008 a new agreement with BHS extending our third party logistics services to them for another two years with successive one year renewals. Under the terms of the agreement, UPG is responsible for managing BHS’ product procurement, warehousing, fulfillment and distribution needs.

     With the uncertainties currently affecting the U.S. and global economies, we’ve decided that we will discontinue providing formal guidance regarding expected growth and results of operations. However, we recently appointed the investor relations firm of Lambert, Edwards and Associates to manage and increase our communications to investors on business conditions and management’s outlook, without giving specific financial targets. As economic conditions stabilize, we may revisit our decision regarding earnings guidance at a future date.

     We continue implementation of our Sarbanes-Oxley 404 compliance plan and expect associated costs during 2008 will be about the same as the $0.3 million incurred during 2007.

     A more detailed analysis of our results of operations and financial condition follows.

Results of Operations for Period Ending September 30, 2008 Compared to September 30, 2007

      For the three months ended September 30, 2008 and 2007:

     Revenues

     For the three month period ended September 30, 2008, we had revenues of $30.6 million compared to $29.8 million for the similar period in 2007, an increase of $0.9 million or 2.9% . Revenues from BHS and its authorized dealers in the quarter were $13.3 million compared to $14.5 million from the third quarter of 2007, a decrease of 7.9% . As most of our BHS business is related to residential security systems, we attribute this decrease in our sales to them to the overall slowdown in the growth of residential construction. On the other hand, revenues from customers other than BHS increased to $17.3 million in the third quarter of 2008 from $15.3 million in the third quarter of 2007, or 13.2% reflecting price increases implemented by us to offset higher costs of goods sold as well as growth of new and existing customer accounts. We anticipate continued growth in revenue from the sales of battery, battery-powered product lines and new products.

     Cost of Revenues

     For the three month period ended September 30, 2008, our cost of revenues increased to $26.0 million compared to $25.5 million for the similar period in 2007, an increase of $0.5 million or 2.0% . A portion of this increase was attributable to increases in the prices of lead, copper and zinc, the significant commodity raw materials for batteries and wire. Cost of revenues as a percentage of revenues was slightly lower at 85.0% compared to 85.8% for the similar period in 2007 due largely to improvement in product mix. As we expect raw material cost volatility in the future, we will continue to monitor customer and vendor pricing.

     Operating Expenses

     For the three month period ended September 30, 2008, our operating expenses, consisting of selling, general and administrative expenses as well as depreciation and amortization of property and equipment, increased approximately $0.4 million or 12.4% to approximately $3.6 million from $3.2 million for the similar period in 2007. Of this increase, approximate amounts totaling $0.2 million were attributable to costs related to increasing sales, such as personnel, travel and trade show participation, additional facilities costs of $0.1 million and general corporate expenses of $0.1 million.

     For the three month period ending September 30, 2008 we incurred approximately $130,000 in depreciation and amortization expense compared to approximately $51,000 in the similar period for 2007. This increase is primarily related to our new logistics and distribution system that was placed into service at the beginning of 2008.

     Interest Expense and Income

     Our interest expense totaled approximately $236,000 for the three month period ended September 30, 2008 compared to $225,000 for the similar period in 2007, an increase of approximately $11,000. The average outstanding loan balance on the line of credit for the 2008 and 2007 periods was $9.9 million and $6.9 million, respectively and the weighted average interest rates during the two periods was 4.59% and 7.37%, respectively.

     Interest income for the three month period ended September 30, 2008 decreased to a nominal amount compared to approximately $56,000 for the three month period ended September 30, 2007. The decrease was related to our IPO funds being held in short-term cash investments during the third quarter of 2007.

     For the nine months ended September 30, 2008 and 2007:

     Revenues

     For the nine month period ended September 30, 2008, we had revenues of approximately $90.4 million compared to $79.7 million for the similar period in 2007, an increase of $10.6 million or 13.3% . Revenues from BHS for the nine month period were approximately $40.4 million compared to $41.0 million for the similar period in 2007, a decrease of 1.6% . As most of our BHS business is related to residential security systems, we attribute this decrease primarily to the overall slowdown in the residential construction industry, thus slowing the demand for certain security products. However, revenues from other customers for the similar periods increased to approximately $50.0 million in 2008 from $38.7 million in 2007, or 29.2% . We attribute this increase to more focused marketing to existing and new accounts. In addition, we experienced price increases in certain battery and battery-related products as a result of increases in the cost of lead and copper which we were able to successfully pass along to our customers. We anticipate continued growth in revenue from the sales of battery, battery-powered product lines and new products.

     Cost of Revenues

     For the nine month period ended September 30, 2008, our cost of revenues increased to approximately $76.8 million compared to $67.9 million for the similar period in 2007, an increase of $8.9 million or 13.1% . Cost of revenues as a percentage of revenues was relatively flat at 85.0% compared to 85.2% for the similar period in 2007. As we expect raw material cost volatility in the future, we will continue to monitor customer and vendor pricing.

     Operating Expenses

     For the nine month period ended September 30, 2008 our operating expenses, consisting of selling, general and administrative expenses as well as depreciation and amortization of property and equipment, increased approximately $1.8 million or 21.4% to approximately $10.4 million from $8.5 million for the similar period in 2007. Of this increase, approximate amounts totaling $0.6 million were attributable to compensation and other employee related expenses due to overall growth, $0.4 million for costs related to increasing sales such as personnel, travel and trade show participation, additional facilities costs of $0.3 million and general corporate expenses of $0.5 million.

     For the nine month period ending September 30, 2008 we incurred approximately $376,000 in depreciation and amortization expense compared to $142,000 for the similar period in 2007. The increase of approximately $234,000 is due primarily to our new warehouse management system which was placed into service in January, 2008.

     Interest Expense and Income

     Our interest expense totaled approximately $0.7 million and $1.0 million for the nine month periods ended September 30, 2008 and 2007, respectively, a decrease of approximately $0.3 million. The decrease is due primarily to lower average interest rates in 2008 under our line of credit. The average outstanding loan balance on the line of credit was $10.6 million and $12.4 million, respectively for the nine month periods ending September 30, 2008 and 2007. The weighted average interest rate during the periods was 4.8% and 7.65% respectively for 2008 and 2007.

     Our interest income was nominal for the nine month period ended September 30, 2008 and totaled approximately $0.4 million for the nine month period ending September 30, 2007. The decrease is due to funds raised during our initial public offering being maintained in short term investments during 2007.

     Liquidity

     We had cash and cash equivalents of approximately $1.0 million and $0.7 million at September 30, 2008 and 2007, respectively.

     For the nine month period ended September 30, 2008, net cash provided by operating activities was approximately $2.2 million compared to approximately $2.1 million used in operating activities for the nine month period ended September 30, 2007. The net cash provided by operating activities is due primarily to net income of approximately $1.4 million, non-cash charges for depreciation, amortization, provision for bad debts and obsolete inventory and stock-based compensation totaling approximately $0.8 million, a decrease of approximately $3.3 million in inventories, and an increase in accounts payable and accrued liabilities of approximately $0.9 million, offset by approximate increases of $3.7 million in our accounts receivable – trade, and $0.3 million in prepaid expenses. The overall improvement toward cash provided by, rather than used in, operating activities is attributable generally to our increased cash flow from growing operations and managing inventory growth.

     Cash used in investing activities for the nine month periods ended September 30, 2008 and 2007, was approximately $1.3 million and $0.9 million, respectively. The cash used in 2008 was related to the purchases of property and equipment totaling approximately $0.4 million and $0.9 million in restricted cash deposited in escrow pursuant to an asset purchase agreement. The cash used in 2007 was related to the purchases of property and equipment.

     Net cash used in financing activities for the nine month period ended September 30, 2008 was approximately $0.5 million compared to $9.3 million for the similar period in 2007. The net cash used in financing activities for 2008 included approximately $0.4 million reduction in our notes payable to Zunicom, Inc.

     We have a $30 million line of credit with Compass Bank which matures on July 5, 2012. The facility bears interest at LIBOR Index Rate plus a sliding range from 1.25% to 2.50% based on quarterly covenant performance. At September 30, 2008 that rate was 5.03%. In June, 2008 we entered into an interest rate swap agreement which “locks-in” a fixed rate of 5.85% on the first $6.0 million outstanding under the line of credit, thus swapping the fixed rate for the current variable rate as calculated under the original loan agreement through its maturity date of July 5, 2012. The interest rate swap is accounted for as an effective cash flow hedge and the change in fair value has been recorded in accumulated other comprehensive loss in shareholders’ equity. The line of credit is due on demand and is secured by accounts receivable, inventories, and equipment. The line's availability is based on a borrowing formula, which allows for borrowings equal to 85% of our eligible accounts receivable and a percentage of eligible inventory. In addition, we must maintain certain financial covenants including ratios on funded debt to EBITDA, as well as a fixed charge ratio. At September 30, 2008, $12.7 million was outstanding under the line of credit and approximately $7.8 million remained available for borrowings under the line of credit based on the borrowing formula.

     We believe that cash provided by operations and cash available under our line of credit will be sufficient to meet our operational needs over the next year.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange

     Our customers are primarily located in the United States. On the other hand, many of our suppliers are located outside the United States. As a result, our financial results could be impacted by foreign currency exchange rates and market conditions abroad. Since a significant portion of our products are imported from China, we continue to monitor the relative values of the U. S. dollar against the strength of the Chinese reminibi. We have not used derivative instruments to hedge our foreign exchange risks though we may choose to do so in the future.

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

Interest Rates

     Our exposure to market rate risk for changes in interest rates is related primarily to our line of credit. A portion of the outstanding borrowings on the line of credit bears an interest rate of LIBOR plus a sliding range up to 2.5% . A change in the LIBOR rate could have a material effect on interest expense. In June, 2008 we entered into an interest rate swap agreement which “locks-in” a fixed rate of 5.85% on the first $6.0 million outstanding under the line of credit, thus swapping the fixed rate for the current variable rate as calculated under the original loan agreement through its maturity date of July 5, 2012. The interest rate swap is accounted for as an effective cash flow hedge and the change in fair value has been recorded in accumulated other comprehensive loss in shareholders’ equity.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     In April 2003 Energizer Holdings, Inc. and Eveready Battery Company, Inc. (collectively “Eveready”) initiated legal proceedings against us and over 20 other respondents relating to the manufacture, importation and sale of certain alkaline batteries alleged to infringe U.S. Patent No. 5,464,709. Eveready is seeking a general exclusion order with respect to future importation of these batteries. We denied infringement and have been vigorously defending this action. In October 2004 the International Trade Commission ruled against Eveready and Eveready then appealed to the United States Court of Appeals for the Federal Circuit. On January 25, 2006, the Federal Circuit reversed the Commission’s holding of invalidity and remanded for further proceedings based on its construction of Eveready’s patent. On February 23, 2007, the International Trade Commission again ruled that Eveready’s patent was invalid and terminated the investigation. Eveready appealed that decision to the Federal Circuit where oral arguments were heard on November 5, 2007. On April 21, 2008 a three judge panel of the Federal Circuit Court affirmed the International Trade Commission’s ruling of invalidity. On June 5, 2008 Eveready filed a Petition for Rehearing and an En Banc Petition (both of which have been denied). As of the date of this report we are not aware of any further proceedings in this matter. For more information, see In re Certain Zero-Mercury-Added Alkaline Batteries, Parts Thereof and Products Containing Same, Investigation No. 337-TA-493, in the United States International Trade Commission.

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

     We have experienced significant volatility in raw material prices, particularly lead, and further changes in the prices of raw materials or in energy costs could have a material adverse impact on our business.

     Lead is the primary material by weight used in the manufacture of batteries, representing approximately one-third of our cost of sealed lead acid batteries. Average lead prices quoted on the London Metal Exchange (“LME”) have risen and fallen dramatically. If we are unable to adjust the prices of our products proportionate to the changes in raw material costs, our gross margins may decline. We cannot assure you that we will be able to pass on costs increases to our customers. Increases in our prices could also cause customer demand for our products to be reduced and net sales to decline. The volatility of cost of lead may require us to make significant investments in inventory and accounts receivable.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

     Our initial public offering (IPO) was declared effective on December 20, 2006. In the offering, we received net proceeds of approximately $11.8 million. We have used proceeds totaling approximately $1.4 million implementing our new warehouse management system, $0.2 million in start up of our Columbus, Georgia logistics center and $0.3 million for new product development. As of September 30, 2008 the remaining approximately $9.9 million in net proceeds were applied to temporarily reduce our outstanding line of credit pending acquisition opportunities or other designated IPO uses. We have made no direct or indirect payments to any directors or officers from the proceeds.

Item 4.      Submission of Matters to a Vote of Security Holders

     We held our Annual Meeting of Stockholders on August 12, 2008 for the purpose of electing seven directors; approval, on an advisory basis, of the appointment of our independent registered public accounting firm; and approving an amendment to increase the number of shares issuable under our 2006 Stock Option Plan.

The following sets forth the results of the election of directors:

Nominee	For	Against	Abstain
William Tan	4,680,038	0	194,517
Randy Hardin	4,711,130	0	163,425
Ian Edmonds	4,708,800	0	165,755
William Bailey	4,710,769	0	163,786
Leslie Bernhard	4,710,039	0	164,516
Bert Calvert	4,710,769	0	163,786
Robert Gutkowski	4,710,769	0	163,786

     There was no solicitation in opposition to the nominees proposed to be elected by the stockholders in the Proxy Statement.

     The ratification of the approval, on an advisory basis, of KBA Group LLP as our independent registered public accounting firm for the Company for the fiscal year ending December 31, 2008 was approved by the stockholders with 4,855,964 votes FOR, 13,861 votes AGAINST, and 4,730 votes ABSTAINED.

     The amendment to our 2006 Stock Option Plan to increase the number of shares issuable thereunder from 1,500,000 to 2,000,000 was approved by the stockholders with 2,993,550 votes FOR, 661,078 votes AGAINST, and 1,000 votes ABSTAINED.

     Further information regarding these matters is contained in our Proxy Statement dated May 13, 2008 and amended July 10, 2008.

Item 6.      Exhibits

     The following exhibits are furnished as part of this report or incorporated herein as indicated.

Exhibit No.	Description
3(i)	Amended and Restated Certificate of Formation (including Amended and Restated Articles of
Incorporation) (1)
3(ii)	Amended and Restated Bylaws (1)
4.1	Specimen stock certificate (1)
4.2	Form of representatives’ warrant (1)
10.1(a)	Form of 2006 Stock Option Plan (1)
10.1(b)	Form of Stock Option Agreement (1)
10.2	Form of Randy Hardin Employment Agreement (1)(2)

10.3	Form of Ian Edmonds Employment Agreement (1)(2)
10.4	Form of Mimi Tan Employment Agreement (1)(2)
10.5	Amended and Restated Revolving Credit and Security Agreement with Compass Bank dated June 19, 2007
10.6	Purchase Agreement, dated June 1, 2004, with Brink’s Home Security (1)
10.7	Real Property Lease for 1720 Hayden Road, Carrollton, Texas (1)
10.8	Real Property Lease for 11605-B North Santa Fe, Oklahoma City, Oklahoma (1)
10.9	Real Property Lease for Las Vegas, Nevada (1)
10.10	Agreement with Import Consultants (1)
10.11(a)	Form of Promissory Note in the amount of $2,850,000 payable to Zunicom (1)
10.11(b)	Form of Promissory Note in the amount of $3,000,000 payable to Zunicom (1)
10.12	Director-Nominee Consents
	a)	Leslie Bernhard (1)
	b)	Marvin I. Haas (1)
	c)	Garland P. Asher (1)
	d)	Robert M. Gutkowski (1)
10.13	Third Party Logistics & Purchase Agreement, dated as of November 3, 2008, with Brink’s Home Security, Inc. (4)
10.14	Asset Purchase Agreement for the acquisition of Monarch Hunting Products, dated as of September 1, 2008 (3)
21.1	Subsidiaries**
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002*

____________
*	Filed herewith.
**	UPG does not have any significant subsidiaries.
(1)	Incorporated by reference to the Exhibit with the same number to UPG’s Registration Statement on Form S-1 (SEC File No. 333-137265) effective as of December 20, 2006.
(2)	Management contract, compensation plan or arrangement.
(3)	Incorporated by reference to Exhibit 10.1 to UPG’s Current Report on Form 8-K filed on September 25, 2008.
(4)	Incorporated by reference to Exhibit 10.1 to UPG’s Current Report on Form 8-K filed on November 7, 2008.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Power Group, Inc.

Date: November 13, 2008	/s/Randy Hardin
Randy Hardin
President and Chief Executive Officer
(Principal executive officer)

Date: November 13, 2008	/s/Roger Tannery
Roger Tannery
Chief Financial Officer
(Principal financial and accounting officer)