Form 10-K
period 2008-12-31
UNIVERSAL POWER GROUP INC.
filed 2009-03-31
CIK 1372000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number: 001-33207

Universal Power Group, Inc.
(Exact name of registrant as specified in its charter)

TEXAS	75-1288690
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1720 Hayden Drive, Carrollton, Texas	75006
(Address of principal executive offices)	(Zip Code)

(469) 892-1122
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value	NYSE Amex

(Title of Each Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act                                          Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.                     Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                                                     Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                                                                                                                         ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                               Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $13,182,000 based on the price at which the common equity was last sold on the NYSE Amex (formerly known as NYSE Alternext US) as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s classes of common equity as of March 20, 2009 was 5,000,000.

DOCUMENTS INCORPORATED BY REFERENCE
None

FORWARD-LOOKING STATEMENTS

          This report includes forward-looking statements as the term is defined in the Private Securities Litigation Reform Act of 1995 or by the U.S. Securities and Exchange Commission in its rules, regulations and releases, regarding, among other things, all statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” and elsewhere in this report. In addition, our past results of operations do not necessarily indicate our future results.

          Other sections of this report may include additional factors which could adversely affect our business and financial performance. Moreover, the third-party logistics services business and the battery and related power accessory supply and distribution business are highly competitive and rapidly changing. New risk factors emerge from time to time and it is not possible for us to anticipate all the relevant risks to our business, and we cannot assess the impact of all such risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statements. Those factors include, among others, those matters disclosed as Risk Factors in Item 1A contained in this Annual Report on Form 10-K.

          Except as otherwise required by applicable laws and regulations, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this report, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report. Neither the Private Securities Litigation Reform Act of 1995 nor Section 27A of the Securities Act of 1933 provides any protection to us for statements made in this report. You should not rely upon forward-looking statements as predictions of future events or performance. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I

ITEM 1.	BUSINESS

Corporate History

          We were organized in July 1968 under the laws of Texas. Our principal executive office is located at 1720 Hayden Drive, Carrollton, Texas 75006, and our telephone number is (469) 892-1122. Our web address is www.upgi.com. We have three inactive wholly-owned subsidiaries, two of which are incorporated in Texas and one of which is incorporated in Nevada. Until December 20, 2006, we operated as a wholly-owned consolidated subsidiary of Zunicom, Inc. (“Zunicom”), a Texas corporation, whose stock is traded on the OTC Bulletin Board under the symbol “ZNCM.OB.” On December 21, 2006, we sold 2,000,000 shares of our common stock in an underwritten initial public offering (“IPO”). In addition, in the offering Zunicom sold 1,000,000 shares of our common stock that it owned. As a result, Zunicom’s ownership interest in us was reduced to 40%. Notwithstanding the fact that Zunicom no longer owns a controlling interest in us, it still has significant influence.

Available Information

          Our website address is www.upgi.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).

          You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC. The website address is www.sec.gov.

Business Overview

          We are (i) a leading supplier and distributor of batteries and related power accessories and (ii) a third-party logistics services provider, specializing in supply chain management and value-added services.

     Distribution Business

          We sell, distribute and market batteries and related power accessories under various manufacturer brands, private labels and our own proprietary brands. We are one of the leading domestic distributors of sealed, or “maintenance-free,” lead-acid batteries (“SLA batteries”). Our principal product lines include:

•	batteries of a wide variety of chemistries, battery chargers and related accessories;

•	portable battery-powered products, such as jump starters and 12-volt DC power accessories;

•	security system components, such as alarm panels, perimeter access controls, horns, sirens, speakers, transformers, cable and wire.

          Our customers include original equipment manufacturers (OEMs), distributors and both online and traditional retailers. The products we source, sell, distribute and market are used in a diverse and growing range of industries including automotive, medical mobility, medical, consumer goods, electronics, marine, hunting, security and surveillance, telecommunications, uninterruptible power supply (UPS), power sports, solar and portable power.

          The demand for batteries and related power accessories is impacted by consumer preferences, technological developments, fuel costs, which impact both manufacturing and shipping, the cost of lead and copper, the two principal raw materials used to manufacture batteries and general economic conditions. We believe that technological change drives growth as new product introductions accelerate sales and provide us with new opportunities. Our products represent basic energy solutions to a wide variety of existing applications in a broad market spectrum. At the same time, battery chemistries are also evolving due to changes in consumer demands and preferences that are driven, in part, by environmental and safety concerns and the need for greater density power and longer life. Therefore, we continue to stay current regarding advances and changes in battery technology.

     Third Party Logistics

          We are also a third-party logistics services provider specializing in supply chain management and value-added services. Our supply chain management services include inventory sourcing, procurement, warehousing and fulfillment. Our value-added services include custom battery pack assembly, custom kitting, private-labeling, product development and engineering, graphic design and sales and marketing. Our third-party logistics services are designed to help customers optimize performance by allowing them to outsource supply chain management functions.

          We believe that the demand for third-party logistics and supply chain management solutions is growing, particularly with globalization. To be successful, businesses have to not only excel in their core competencies, but they must also execute their supply chain processes quickly and accurately. To remain competitive, businesses strive to identify ways to more efficiently manage their supply chain and streamline their logistics processes by minimizing inventory levels, reducing order and cash-to-cash cycle lengths and outsourcing manufacturing and assembly operations to low-cost locations. An efficient supply chain has become a critical element to improving financial performance. As a result, businesses are increasingly turning to organizations that provide a broad array of logistics and supply chain solutions. These trends have been further facilitated by the rapid growth of technology enabling seamless electronic interfaces between systems of service providers and their customers.

Industry Background

          The battery and related power accessory industry is one of the largest and growing multi-billion dollar industries in the United States. Batteries serve as an energy storage solution for a wide range of consumer and commercial products including cell phones, PDAs, motorcycles, lawnmowers, medical scooters, boats, solar panels and security systems. We believe that the growth in consumer and industrial demand for battery power will continue to be a trend for the future as technological advances and globalization set the stage for a more productive, mobile and portable society.

          The supply chain and third party logistics industry is another large and growing market as OEMs, contract manufacturers and businesses large and small, choose to outsource their procurement, inventory and materials management processes to third parties in order to improve operational efficiencies and excel in a competitive environment. Many large distribution companies not only fill these procurement and materials management roles but also further serve as a single supply source for OEMs and contract manufacturers and retailers, offering a much broader line of products, rapid or scheduled deliveries and incremental quality control measures.

          We believe that the third-party logistics industry will continue to grow because of the following factors:

•

Outsourcing non-core activities. Businesses are increasingly relying on third-party logistics providers for non-core activities, such as sourcing and procurement, warehousing, assembling, kitting, shipping and distribution, so as to focus on their core competencies.

•

Globalization of trade. As barriers to international trade are reduced or eliminated, businesses are increasingly sourcing their parts, supplies and raw materials from the most competitive suppliers throughout the world. Businesses often find themselves getting involved in logistical matters with which they are unfamiliar and often are faced with unforeseen added overhead and other logistic costs, which take away from their competitive edge and bottom-line income. We believe with continued globalization, businesses will increasingly turn to and rely on third-party logistics providers for their sourcing, warehousing, inventory management and distribution needs.

•

Increased competition. Increasing competition means businesses have to operate more efficiently. Businesses benefit by using third party logistics providers who already have established infrastructures, sourcing relationships and greater efficiencies.

•

Increased reliance on technology. Advances in technology are placing a premium on decreased transaction time and increased business-to-business activity. Businesses recognize the benefits of being able to transact commerce electronically.

Our Products and Services

          The principle products we handle as a distributor are as follows:

•

Batteries. We are one of the leading domestic distributors of SLA, absorbent glass mat and gel batteries, all of which have been designated as non-hazardous by the U.S. Department of Transportation. We maintain a broad inventory of UPG-branded and private-label SLA batteries that we sell to retailers and distributors for consumer and industrial applications, and to OEMs. Our SLA batteries cater to a wide range of markets including automotive, motorcycle, jet-ski, snowmobile, security, marine, medical mobility, hunting and solar. We continue to provide new battery sizes for varying applications to meet customer and market needs.

We also stock and distribute a broad range of UPG-branded and private-label batteries of most chemistries, including nickel-cadmium, lithium, lithium polymer, nickel metal hydride, alkaline and carbon-zinc batteries, which are used primarily in consumer electronic products.

Our proprietary brands include the names Universal Battery, Universal and Adventure Power®. We currently private label our products for many large customers including HD Supply, RadioShack, Bass Pro, Cabela’s and others.

We offer value-added custom battery pack assembly services and are also one of the nation’s first authorized Panasonic modification centers that builds custom-designed battery packs comprised of Panasonic batteries for customers.

•

Power accessories, such as battery chargers, jump-starters, 12-volt power accessories and solar panels. To complement our battery offerings, we have an expanding line of power inverters, battery chargers and maintainers for various applications such as automotive, marine, hunting, motorcycles and medical scooters. We also offer tailored charging solutions for specialized applications.

Our line of jump-starters, branded Starter-Up™, are portable sources of 12-volt DC power used primarily as emergency starting power sources on failed automobile and marine batteries. These jump-starters may be used to power many accessories including cell phones, laptops and radios. Our jump-starters are sold to various retailers including RadioShack, Bass Pro and Cabela’s.

Recently, we entered into an agreement with Eveready Battery Company/Energizer, under which we have the exclusive right to develop, market and sell Energizer-branded automotive battery chargers and maintainers and automotive jump-starters and the non-exclusive right to develop, market and sell Energizer-branded power inverters.

We also have break-away kits for trailers and our own expanding 12-volt DC accessory line which includes electric auto jacks, impact wrenches, handheld vacuums, cordless air compressors, warmers/coolers, spotlights, electric mugs and others that plug into cigarette lighter sockets or any 12-volt DC power source.

Our renewable power products now include solar panels, chargers and kits for use in multiple applications, including outdoor recreational activities such as hunting.

•

Security products. We carry a broad line of residential and commercial security products including alarm panels, perimeter access controls, transformers, sirens, horns, wire and cable and other related products.

We continue to actively review, research and develop new and innovative products to add to our broad spectrum of product offerings.

Our logistics services include:

•

Inventory sourcing and procurement. Due to our long-standing and strategic relationships with manufacturers in Asia, we can effectively source products for our customers and at the same time help lower their costs. We see this as a competitive advantage that will help us further secure and enhance customer relationships. Depending on customer needs, we can arrange to have the manufacturer ship directly to them or, alternatively, we can stock inventory for a customer in our warehouse according to their inventory needs and deliver as required. In some situations, based on customer qualification, we purchase and take ownership of the inventory on the customer’s behalf. Traditional logistics and fulfillment providers merely warehouse and distribute products leaving inventory ownership to the customer. We believe our ability to offer flexible and tailored solutions to our customers gives us a competitive advantage.

•

Warehousing and distribution. Our primary distribution center is located in Carrollton, Texas, a suburb of Dallas. This prime location allows easy access to national and international markets and enables us to facilitate efficient, quick delivery and fulfillment of products nationwide. We also have regional logistics centers in Oklahoma City, Oklahoma, Columbus, Georgia and Las Vegas, Nevada, which provide additional distribution points to support additional and varying customer needs.

•

Engineering design assistance, custom assembly and kitting. We offer engineering design assistance services for specialized applications. As an example, we have the ability to develop custom battery packs for applications such as cordless phones, door locks, medical equipment, surveillance tools and toys. We have the expertise to cater for small businesses and large OEMs. Battery packs are assembled to order in nearly all instances.

We also custom kit products and components as required by customers. For instance, as a value-added service, we can pick and repackage products and components into shippable units. We provide this service to a number of our customers, notably Brink’s Home Security and its authorized dealers.

•

Graphic design and marketing. We offer branding, packaging design and marketing services to assist customers in bringing their product from development to packaged product. In some instances, we help promote and sell the finished product through our sales and marketing team and distribution network.

•

Recycling. As an additional value-added service to our customers, and in ensuring that we contribute to environmental conservation, we help coordinate pick up of all their used or “spent” SLA batteries with EPA authorized haulers to deliver to EPA authorized smelters for recycling.

Growth Strategy

          Our objective is to become a global supplier and distributor of batteries and related power accessories and a leading provider of third-party logistics services. Our long-term growth strategy includes the following:

•

Expand our logistics service offerings. We are dedicating more resources to market our logistic and supply chain capabilities. We believe that one of the most efficient ways to attract new customers and expand relationships with existing customers is to expand our logistics service. We continue to add to our offerings and explore other value-added solutions such as freight forwarding and shipping, customs and brokerage, real-time visibility, electronic order entry and rapid order processing.

•

Enhance information technology capabilities. We provide a customized web portal interface for our customers that allows them to easily place orders online with access to and management of their fulfillment needs. We believe that in the coming years an increasing number of transactions in this industry will be processed online. As a result, we plan to further expand the functionality and utilization of our website in such a way that it will become more accessible and user-friendly.

•

Increase our product offerings. Another effective means of improving margins, attracting new customers and expanding relationships with existing customers, is to increase and diversify our product offerings. We intend to offer new products that complement those already within our portfolio and expand our product lines to include a more comprehensive offering of batteries, chargers, inverters, jumpstarts and other power accessories. In addition, we plan to continue to monitor technological advances and changes in consumer preferences, expand our relationship with existing suppliers and forge alliances with strategic partners.

•

Increase value-added service offerings. We intend to continue to enhance our service offerings including product development, engineering, graphic design, custom battery pack assembly and coordination of recycling efforts. Our goal is to be a complete solution to our customers where they can consolidate their processes and product needs and benefit from greater operational efficiencies.

•

Identify new customers and new markets. We intend to pursue new customers and new markets through traditional sales and marketing activities. We believe that the trend towards technological advances and the increased demand for mobility and portability will in turn result in greater demand for our batteries and related power accessories and open up new opportunities and markets globally. In addition to the United States, we currently serve customers in Canada, England, Ireland and Australia. Part of our growth strategy is to further develop new accounts in Europe and Latin America and establish distribution centers in strategic locations.

Quality Controls and ISO Certification

          We adhere to a quality management system that ensures that our operations are performed within the confines of increasing strictness in quality control programs and traceability procedures. As a result, our distribution facility has successfully completed procedure and quality audits and earned certification under the international quality standard of ISO 9001:2000. This quality standard was established by the International Standards Organization (ISO), created by the European Economic Community (EEC). The ISO created uniform standards of measuring processes, traceability, procedures and quality control in order to assist and facilitate business within the EEC. This voluntary certification is a testimony of our commitment to consistently provide products that enhance customer satisfaction and the assurance of conformity to customer and applicable regulatory requirements.

          Product safety is a top priority and all of our products that have electrical or mechanical concerns are safety tested and approval listed by UL, CUL, CSA, CE, TUV, or other standards agencies as required by and relevant to each customer’s business location. These agency listings ensure that our products adhere to specific quality and consistency standards.

Customers

          Our customers include OEMs, contract electronics manufacturers, distributors, retailers and electronics manufacturing service providers that serve a broad range of industries including: automotive, marine, sports and recreation, medical mobility and other medical equipment, security and surveillance, consumer goods and electronics, telecommunications and solar. Our customer list includes over 2,500 active accounts. We define an active account as any customer who has purchased goods from us within the last two years. Our largest customer is Brink’s Home Security for whom we function as a supply chain manager throughout the United States and Canada. Under our agreement with Brink’s Home Security, we purchase and distribute various components for their security installations, some of which we purchase from Brink’s Home Security’s designated suppliers. In 2008 Brink’s Home Security accounted for approximately 35% of our net sales; Brink’s Home Security is our only customer that accounted for more than 10% of our net sales. In November 2008 we signed a new two year agreement with Brink’s Home Security. This agreement renews automatically for one additional year. Brink’s Home Security has the right to terminate the agreement at any time upon 120 days prior written notice.

          We expect that demand for our services and, consequently, our results of operations will continue to be sensitive to domestic and global economic conditions and other factors we cannot directly control. As such, our focus will remain on diversifying product lines, service offerings, expanding our relationship with our current customers and adding new accounts through our field and in-house sales and marketing teams.

Sources and Availability of Products

          We purchase products from both domestic and foreign manufacturers. In 2008, we purchased products from over 200 suppliers. During 2008, approximately 51% of our purchases were from domestic suppliers and 49% were from foreign suppliers. Approximately 50% of our 2007 purchases were from domestic suppliers and 50% were from foreign suppliers. We do not have supply agreements with any of these sources, although Brink’s Home Security has written agreements with Honeywell Security and Custom Electronics (“HS&CE”), which accounted for approximately 36% of our inventory purchases in 2008. In addition, even though we purchase approximately 92% of our batteries from a single source, we believe that if that relationship were to terminate we would be able to re-source those products from other suppliers fairly quickly, although our costs may be higher. Other than HS&CE and our major battery supplier, we do not depend on any single source for products.

          We have significant long-term relationships with manufacturers located in Asia, principally China. Other suppliers are located in Taiwan and Malaysia. We manage these relationships, many exceeding a decade, either directly or indirectly through an independent sourcing agent. We paid the independent sourcing agent a commission for goods purchased from factories that he introduced. Approximately 45% of our product purchases in 2008 were commissionable to the independent sourcing agent including purchases from our largest overseas supplier, representing approximately 38% of our total product purchases and 92% of our battery purchases in 2008. In March 2009, in an effort to improve efficiencies within our sourcing channels, we entered into an agreement with the independent sourcing agent, canceling our relationship. As part of this agreement, the sourcing agent assigned to us all of his North American distribution rights on products manufactured by certain factories including our primary battery supplier.

Competition

          We compete with numerous, well-established companies, many, if not most, of which are larger and have greater capital and management resources and greater name recognition. However, because of our broad platform of battery and power accessory offerings and our third party logistics expertise, we believe we have a competitive advantage. Our competitors include international, national, regional and local companies in a variety of industries.

          We compete primarily on the basis of price, inventory availability, flexibility, scope of services, quality of products and services, delivery time and customer relationships. Our ability to remain competitive will largely depend on our ability to (i) continue to source products competitively and efficiently, (ii) develop new and alternative sources that are comparable in terms of price and quality and (iii) anticipate and respond to customer demands and preferences and trends affecting the industry, such as new product introductions and pricing strategies, consumer and demographic trends, international, national, regional and local economic conditions including those affecting prices of raw materials and shipping.

          Distribution

          In the battery and power accessory business, we compete with battery and other electronics distributors or manufacturers, such as Interstate Batteries, MK Battery, Powersonic and Yuasa. We offer a wider range of battery chemistries and related power accessories and can be more responsive in developing niche markets and responding to customer needs, market changes and other trends.

          We are increasingly finding that manufacturers, particularly foreign manufacturers, are competing against us, marketing and selling their products directly to OEMs, distributors and retailers, importers, brokers and e-commerce companies. Foreign manufacturers, particularly those located in low-cost jurisdictions such as Latin America and Asia, generally have a price advantage but are less knowledgeable about the domestic market and lack the infrastructure to properly serve the market.

          Third Party Logistics

          In the third-party logistics business, we compete with traditional logistics service providers. The major companies in this industry include C.H. Robinson Worldwide, Inc., EGL, Inc., Stonepath Group and UTI Worldwide, Inc. In general, these companies provide freight transportation services but could also provide supply chain management solutions. In comparison, we provide limited in-house freight transportation services. This could make us a less attractive alternative to some potential customers. However, we do engage freight forwarding companies to work with us on consolidating and securing price competitive freight transportation services. We also compete directly with large overnight shipping companies, such as UPS, FedEx and DHL who have begun to market themselves as supply chain management service providers.

          We differentiate ourselves from other logistics companies in our overall knowledge, experience and understanding of customer needs and requirements coupled with our breadth of services. We believe our competitive advantages include the following:

•

Well-established sourcing contacts. We have long-standing relationships with manufacturers in Asia, principally China. For example, we were one of the first authorized distributors of Panasonic batteries in the United States. We bring additional value to our customers by locating lower-cost suppliers.

•

Key customer relationships. Over the last two years we have served more than 2,500 customers, from sole proprietors and small businesses to many large, well-known national, regional and local distributors and retailers. Our customers include well known names such as Brink’s Home Security, RadioShack, Bass Pro, Cabela’s, Pride Mobility, The Scooter Store, Protection One, Monitronics, HD Supply and GE Security.

•

Extensive inventory permits prompt response to customer needs. We stock a broad range of products according to customer and seasonal needs. With extensive inventory covering 75 classes of products and approximately 3,740 SKU’s, we can satisfy most customer demands immediately.

•

National distribution. Our primary logistics center and warehouse facility is located in the Dallas, Texas metroplex; regional logistics centers are located in Oklahoma City, Oklahoma, Columbus, Georgia and Las Vegas, Nevada. As a result, we can deliver products to almost any location in the continental United States within 24 to 48 hours.

•

Value-added services. We offer additional services not commonly provided by other third-party logistics or supply chain service providers, such as sourcing, custom kitting, battery pack assembly, product development, private labeling and coordinating customers with licensed EPA approved handlers for their battery recycling efforts.

•

Broad industry experience; experienced management and support professionals. We have been in business for 40 years and have extensive knowledge of our markets and products. We also have a dedicated and experienced management team coupled with an excellent support staff.

•

Reputation for quality. Since our inception, we have built a reputation based on the quality of our products, the timeliness of our deliveries and our responsiveness to customer needs. We believe that our commitment to customer satisfaction and our sourcing expertise have helped us in the industry as a premier supplier of batteries and related power accessories. We have had ISO 9001:2000 certification since October 2003.

Marketing and Sales

          We employ marketing, sales and sales support to actively pursue new business opportunities and retain and grow existing accounts. We also engage outside sales representatives. We use a variety of techniques to market our products including: (i) direct marketing through personal visits to customers by management, sales and sales representatives; (ii) general advertising, sales referrals and marketing support from component manufacturers; (iii) telemarketing; (iv) active participation in industry tradeshows throughout the year; and (v) our website. We have undertaken minimal advertising in trade publications, though we foresee pursuing more advertising avenues including direct mail, additional trade and magazine publications and online advertising as our product offerings and customer base determine.

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

Intellectual Property

          We own a number of trademarks, trade names, service marks and service names, some of which are registered. These marks and names include the following: Starter-Up™, UB Scootin®, Adventure Power®, Batteries & Beyond™, Charge N’ Start™, UNILOK™, Let Us Power You™ and UPG™. We believe that these marks are important and have helped us develop a brand identity in certain markets and in connection with certain products. We also license Energizer® on an exclusive and non-exclusive basis from Eveready Battery Company.

          We have a patent pending on a battery cross-reference system and method that enables users of all levels of knowledge to search for a battery based on various search criteria including chemistry, category, application, product brand model, manufacturer and battery model. We believe that this technology will help us gain new business at retailers and at the same time, offer retailers a competitive advantage and a value-added service.

Warranties

          We offer warranties of various lengths ranging from 90 days to three years. We also pass along any applicable manufacturer’s warranty. Our warranty is only for product defects. To date, we have had minimal warranty claims.

Government Regulation and Environmental Matters

          Except for usual and customary business licenses, permits and regulations, our business is not subject to governmental regulations or approvals. We believe that we comply with all relevant federal, state and local environmental regulations and do not expect to incur any significant costs to maintain compliance with such regulations in the foreseeable future. Failure to comply with applicable regulations or to maintain required permits or licenses could result in substantial fines or revocation of our permits or authorities. We cannot give assurance as to the degree or cost of future regulations on our business.

          All of our SLA batteries are non-hazardous Class 60 batteries, and therefore are not subject to laws, rules and regulations that deal with the handling of hazardous materials. However, we do offer to our customers as a value-added service, coordination of used SLA battery recycling. Our lithium batteries are designated as Class 9 or hazardous. We work with manufacturers certified in handling and packaging these batteries.

Employees

          At December 31, 2008, we had a total of 90 full time employees, of which 75 people were based in our Texas facility, 5 were based in each of our regional logistics centers in Oklahoma, Georgia and Nevada. We have 5 senior executives, 33 marketing, sales and sales support personnel (including the employees in our regional logistics centers), 16 information technology, accounting, administrative and purchasing personnel, 9 engineering and packing personnel and 12 warehouse and shipping personnel. All of our employees are full-time. We do not have collective bargaining agreements with respect to any of our employees. We have not experienced any work stoppages and consider our relations with employees to be good.

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

          For the years ended December 31, 2008 and 2007, Brink’s Home Security accounted for 35% and 41% of our net sales, respectively. At December 31, 2008 our Brink’s Home Security receivable was $3.8 million, representing approximately 28% of our total accounts receivable as of that date, none of which was outside our terms with the customer (generally 30 days). We have carried as much as $13.2 million of inventory to fulfill our obligations to Brink’s Home Security. Under the agreement, if Brinks Home Security were to terminate our services, they would purchase all inventory in stock and in transit; however, there is no specified time requirement for this buy-back provision which might cause us to incur some extended carrying costs. If Brink’s Home Security were to terminate its relationship with us or significantly reduce the level of business it does with us, our revenues and profitability would be adversely impacted. In addition, any adverse developments in Brink’s Home Security’ business could have an adverse impact on our financial condition. The market price of our stock may be adversely affected because of this customer concentration.

          Our revolving credit agreement with Compass Bank contains restrictive covenants that could impede our growth and our ability to compete.

          Our working capital requirements are significant. To fund our operations we rely on cash flow from operations and a $30.0 million working capital revolving credit facility. At December 31, 2008, the outstanding balance on our credit line was $14.4 million and at December 31, 2007, it was $12.8 million. At those dates our total liabilities, including accounts payable, were $37.0 million and $32.0 million, respectively. The credit facility restricts us in many ways and these restrictions as well as the amount of the debt we carry at any one time may have an adverse impact on our business.

          First, the indebtedness under the credit facility is secured by all of our assets, including inventory and receivables. If we were to breach any of the terms of our agreement with the bank and the bank were to exercise its right to declare a default and a court of competent jurisdiction were to determine that we are in default, the bank could foreclose on its security interests. Any foreclosure action could cause us to seek protection under the federal bankruptcy code which, in turn, would have a material adverse effect on our ability to operate at a level required to maintain or achieve profitability, which, in turn, could adversely impact our business.

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

•	limiting our flexibility in planning for or reacting to changes in our business and the industry in which we compete; and

•	placing us at a possible competitive disadvantage compared to competitors with better leverage or better access to capital resources.

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

          Fourth, our ratio of total liabilities to total market capitalization may exceed that of other companies in our industry. As a result, an investment in us could be more risky than an investment in our competitors. In addition, the total amount of our debt makes us particularly susceptible to changes in general economic conditions or even adverse changes in the financial condition in one or more of our significant customers. To meet our operating and debt service requirements, which are significant, we must take steps to assure that our existing customer base is comprised of businesses having financial resources sufficient to assure timely payment for our product shipments and that we identify creditworthy potential customers.

          Finally, a portion of the borrowings under our credit facility are and will continue to be at a variable rate based upon prevailing interest rates, which exposes us to risk of increased interest rates.

           As of December 31, 2008, we were in default of the loan agreement as a result of our failure to satisfy certain financial and non-financial covenants. We also expect that we will be in default for the quarter ending March 31, 2009 as a result of our failure to satisfy certain financial covenants. This latter failure is attributable to the fact that we will incur charges of approximately $2.6 million in the first quarter of 2009 relating to the separation agreements that we entered into with our former chief executive officer and independent sourcing agent (see Note L) in the first quarter of 2009. The bank has waived the events of default that existed at December 31, 2008 and those that we believe exist with respect to the quarter ended March 31, 2009. In addition, the bank intends to modify the relevant covenants such that we may be in compliance commencing with the quarter ending June 30, 2009.

          We depend on a limited number of suppliers and do not have written agreements with any of them. Any disruption in our ability to purchase products from them or any drastic changes in the prices we pay for our products could adversely affect our gross margins and profitability, which could have an adverse impact on our operating results.

          All of our products are manufactured and assembled by third-party manufacturers, many of which are located in Asia, principally China. We depend on these third-party manufacturers to supply us with quality products in a timely and efficient manner. If they fail to do so, we may have to find other sources to meet our inventory needs. This could result in increased costs which we may not be able to pass on to our customers, lost sales opportunities, and/or a decrease in customer satisfaction, which could damage our reputation.

          Our largest domestic supplier is HS&CE, formerly known as Ademco, a division of Honeywell International, Inc., and the source of much of our Brink’s Home Security inventory. We purchased 36% and 34% in 2008 and 2007, respectively, from HS&CE. We do not have a written agreement with HS&CE, although Brink’s Home Security does. Our second largest supplier, based in China, accounted for 38% and 42% of our inventory purchases in 2008 and 2007, respectively, including 92% of our battery purchases. We continue to rely on that supplier as our principal source for batteries because of its price, the quality of its products, its ability to satisfy our need for a broad range of battery sizes. We believe that we obtain competitive pricing from them because of the volume of our purchases. If our relationship with that supplier was to terminate for any reason, or the factory could no longer provide us with favorable pricing, we could lose a significant competitive advantage and might have to source our purchases from multiple factories. This could have an adverse impact on the price we pay for batteries and other products and may adversely impact other factors such as the quality of our products and the timeliness of our shipments. This could then adversely impact our ability to meet customer expectations and damage our reputation.

          Any disruption in our ability to move our goods from the manufacturers to our logistics centers or from our logistics centers to our customers could result in lost business.

          Other than some of the items we purchase to fulfill our obligations to Brink’s Home Security and its authorized dealers, substantially all of our products are manufactured outside the United States, and most of our products are then shipped from one of our logistics centers to our customers. As a result, we depend on third parties, principally shippers and shipping brokers, freight forwarders and customs brokers, to facilitate our transportation needs. Transportation delays or interruptions, such as those caused by labor strikes, natural disasters, terrorism, inspection delays, import restrictions, bad weather or acts of war, could impede our ability to timely deliver our products to our customers. These delays could damage our reputation and materially and adversely affect our operations and financial condition. Also, these interruptions could increase our costs, if, for example, we were forced to ship our products via air rather than ocean freight or if insurance costs were to increase significantly as a result of terrorism or acts of war.

          We depend on foreign manufacturers, which exposes us to various financial, political and economic risks.

          For the years ended December 31, 2008 and 2007, we purchased approximately 49% and 50%, respectively, of our products through foreign sources, predominantly in China. In some instances, particularly when we are dealing with a new supplier, we are required to finance the tooling cost that the factory incurs to meet our requirements. We are at risk if the factory cannot deliver the goods to us. Our ability to sell certain products at competitive prices could be adversely affected by any of the following:

•	increases in tariffs or duties;

•	changes in trade treaties;

•	strikes or delays in air or sea transportation;

•	future legislation with respect to pricing and/or import quotas on products imported from foreign countries;

•	changes in local laws and regulations;

•	wars, hostilities or other military activity;

•	expropriation of private enterprises;

•	currency limitations including restrictions on repatriation or transfer of funds; and

•	turbulence in offshore economies or financial markets.

          Our ability to be competitive with respect to sales of imported components could also be affected by other governmental actions and policy changes, including anti-dumping and international antitrust legislation.

          Currency fluctuations could have a negative impact on financial performance, which may result in the loss of all or a portion of your investment in us.

          Although all of our transactions are recorded in U.S. dollars, adverse currency fluctuations could make components manufactured abroad more expensive, cause shortages due to unfavorable export conditions or cause our foreign suppliers to limit exports to the United States. Significant changes in the value of the Chinese Renminbi in relation to the U.S. dollar has increased the cost of goods and raw materials for Chinese manufacturers, which they are incorporating into the price of goods that we purchase from them. As a result, we cannot assure you that currency fluctuations will not have a material adverse effect on our operating results in the future.

          Some of the industries we sell to are cyclical, which causes our operating results to fluctuate significantly.

          Many of the products that rely on batteries and related power accessories constitute discretionary purchases. Consumer spending is unpredictable and is affected by many factors, including interest rates, consumer confidence levels, tax rates, employment levels and prospects and general economic conditions. As a result, a continued recession in the general economy or other conditions affecting disposable consumer income and retail sales would likely reduce our sales.

          We cannot predict the timing or the severity of the cycles within our industry. In particular, it is difficult to predict how long and to what levels any industry upturn or downturn and/or general economic weakness will last or will be exacerbated by terrorism or war or other factors on our industry. The electronic components distribution industry has historically been affected by general economic downturns. These economic downturns have often had an adverse economic effect upon manufacturers, end-users of electronic components and electronic components distributors. Our industry also directly depends on the continued growth of the electronic components industry and indirectly on end-user demand for our customers’ products. The timing of new product developments, the life-cycle of existing electronic products and the level of acceptance and growth of new products can also affect demand for electronic components. Due to changing conditions, our customers have experienced and may in the future experience, periods of inventory corrections which could have a significant negative impact on our results. We have supported in the past and expect in the future to support new technologies and emerging markets. If these new technologies and emerging markets fail to be accepted or grow, our operating results could suffer significantly. Our operating results have significantly fluctuated in the past, and will likely fluctuate in the future, because of these market changes and factors.

          Our industry is susceptible to supply shortages and price volatility. Any delay or inability to obtain components or a significant increase in the price of components may have an adverse effect on our operating results.

          The electronics industry, in general, has been susceptible to supply shortages and price volatility. In part, these conditions are attributable to the price of lead and copper, the two principal raw materials used to manufacture electronic components, and the price of oil, which impacts both manufacturing costs and shipping costs. Over the past few years, prices for lead and copper have increased significantly. In addition, the price of oil, a key factor in determining shipping rates, has been extremely volatile over the last couple of years. These price increases could lead to supply shortages as manufacturers hold up or delay production in the hope that prices will come down or because they do not have the capital to continue purchasing raw materials at the same level. These shortages could adversely impact our ability to satisfy customer demands, impairing not only our financial performance but jeopardizing our ongoing relationships with our customers. In addition, it is not always possible to pass along these price increases to our customers, which would have an unfavorable impact on our gross margins and overall profitability. On the other hand, as a result of price decreases, which are also possible when dealing with commodity-based products, we may experience periods when our investment in inventory exceeds the market price of such products. This could have a negative impact on our sales and gross profit.

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

          We compete with numerous, well-established companies, many, if not most of which are larger and have greater capital and management resources. Our principal competitors include other logistics companies, shippers, such as UPS Supply Chain, FedEx and DHL who also provide supply chain management services, and battery distributors, such as Interstate Batteries, MK Battery, Powersonic and Yuasa, as well as companies like us that are both logistics providers and distributors. In addition, we are increasingly finding that manufacturers, particularly foreign manufacturers, are competing against us. We compete primarily on the basis of price, inventory availability, scope of services, quality of products and services, delivery time and customer relationships. We expect competition to intensify in the future. To the extent our competitors have superior financial resources, they may be better able to withstand price competition and implement extensive promotional programs. They may also be able to offer a broader range of services.

          Our ability to remain competitive will largely depend on our ability to continue to source the products we sell at competitive prices, control costs and anticipate and respond to various trends affecting the industry. These factors include new product introductions and pricing strategies, changes in customer preferences and requirements, consumer trends, demographic trends and international, national, regional and local economic conditions. New competitors or competitors’ price reductions or increased spending on marketing and product development, as well as any increases in the price of raw materials that our suppliers pass on would have a negative impact on our financial condition and our competitive position, as larger competitors would be in a better position to bear these costs and price increases. We cannot assure you that we will be able to compete successfully against existing or new companies.

          Disruption in our logistics centers may prevent us from meeting customer demand and our sales and profitability may suffer as a result.

          We manage our product distribution in the continental United States through our operations in Carrollton, Texas and three regional logistics centers located in Oklahoma City, Columbus, Georgia and Las Vegas, Nevada. A serious disruption, such as earthquakes, tornados, floods, or fires, at any of our logistics centers could damage our inventory and could materially impair our ability to distribute products to customers in a timely manner or at a reasonable cost. We could incur significantly higher costs and experience longer lead times associated with distributing products to customers during the time that it takes for us to reopen or replace a distribution center. As a result, any such disruption could have a material adverse effect on our business.

          As part of our long-term growth strategy, we may undertake strategic acquisitions. If we are unable to address the risks associated with these acquisitions our business operations may be disrupted and our financial performance may be impaired.

          We will consider acquiring other logistics companies or distributors if we believe such an acquisition would expand or complement our existing business. In pursuing acquisition opportunities, we may compete with other companies having similar growth and investment strategies. Competition for these acquisition targets could result in increased acquisition costs and a diminished pool of businesses, technologies, services or products available for acquisition. Our long-term growth strategy could be impeded if we fail to identify and acquire promising candidates on terms acceptable to us. Assimilating acquired businesses involves a number of other risks, including, but not limited to:

•	disrupting our business;

•

incurring additional expense associated with a write-off of all or a portion of the related goodwill and other intangible assets due to changes in market conditions or because acquisitions are not providing the expected benefits;

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

          We depend substantially on the efforts and abilities of our senior executives and other key personnel. The loss or interruption of the full-time service of one or more of these employees could materially and adversely affect our business and operations. If we were to lose any of our senior executives or key employees and were not able to replace them quickly with someone of comparable skills, our operations would be adversely impacted. In December 2008, our chief financial officer, Roger Tannery, resigned and in January 2009 we entered into a separation agreement with Randy Hardin, who had served as our chief executive officer since 1992. We appointed Ian Edmonds, our executive vice president and chief operating officer, to fill both positions on an interim basis. It is too soon for us to assess the impact these departures will have on our business.

          If we become subject to product returns or product liability claims resulting from defects in our products, we may face an increase in our costs, a loss of customers, damage to our reputation, or a delay in the market acceptance of our products.

          The products that we sell are complex and may contain undetected defects or experience unforeseen failures. We cannot assure you that the products we sell, despite any safety certification they may carry, are free of all defects. Even though we are not a manufacturer, as part of the supply chain we may be named as a defendant in a lawsuit for property damage or personal injury resulting from defects in the goods we handle. If that happens, we may be forced to undertake a product recall program, which could cause us to incur significant expenses and could harm our reputation and that of our products. In addition, a product liability claim brought against us, even if unsuccessful, would likely be time-consuming, diverting management’s attention from sales and product development efforts and costly to defend. If successful, such claims could require us to make significant damage payments in excess of our insurance limits.

          If we are unable to protect our intellectual property, our ability to compete effectively in our markets could be harmed.

          We regard our trademarks, trade names, service marks, service names, trade secrets and other intellectual property rights to be important to our success. Unauthorized use of our intellectual property by third parties may adversely affect our business and reputation. We rely on trademark law, statutory and common law, trade secret protection and confidentiality agreements with our employees, and with our customers and vendors whenever possible, to protect our intellectual property rights. Not all of our customers and vendors agree to these provisions, and the scope and enforceability of these provisions is uncertain. In addition, even if our intellectual property rights are enforceable in the United States, they may not be enforceable in other countries. As a result, despite these precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. Moreover, we may have to resort to litigation, which is expensive and time-consuming and would divert management’s attention from our core business.

          We may be required to incur substantial expenses and divert management attention and resources in defending intellectual property litigation against us or prosecuting others for their unauthorized use of our intellectual property.

          We cannot be certain that products we purchase from our suppliers do not and will not infringe on issued patents or proprietary rights of others. In fact, we are a named defendant in an action brought by Energizer Holdings, Inc. and Eveready Battery Company, Inc. more than 20 other respondents relating to the manufacture, importation and sale of certain alkaline batteries alleged to infringe on one of their patents. On March 23, 2009 Energizer’s petition for certiorari was denied by the U.S. Supreme Court. Any claim, with or without merit, could result in significant litigation costs and diversion of resources, and could require us to enter into royalty and licensing agreements, all of which could have a material adverse effect on our business. We may be unable to obtain such licenses on commercially reasonable terms, or at all, and the terms of any offered licenses may not be acceptable to us. If forced to cease using such intellectual property, we may not be able to develop or obtain alternative technologies. An adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing, using, or selling certain of our products, which could have a material adverse effect on our business.

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

          As of December 31, 2008 we owed to Zunicom, our former corporate parent and largest shareholder, an aggregate of $5.1 million. The debt is evidenced by two notes, each of which bear interest of 6% per annum and require quarterly payments aggregating $365,625. The combined payments under both notes may adversely impact our working capital position.

          We will incur increased costs as a result of being a public company, which may divert management attention from our business and impair our financial results.

          As a public company, we incur significant legal, accounting and other expenses that we did not incur as a non-reporting privately-held company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and the NYSE Amex, has required changes in corporate governance practices of public companies. We expect these new rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. These new rules and regulations have also increased the cost of directors’ and officers’ liability insurance. We continually evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

          Our operations are subject to various federal, state, and local regulatory requirements relating to employees, environmental, product disposal, and health and safety matters. We could become subject to liabilities as a result of a failure to comply with applicable laws and incur substantial costs to comply with existing, new, modified, or more stringent requirements. The use of our products is also governed by a variety of state and local ordinances that could affect the demand for our products.

Risks Related to Our Stock

          Currently our common stock is “thinly traded”. If an active market does not develop for our securities, you may not be able to sell our common stock when you want.

          Since our stock began trading in December 2006, daily trading volume has been erratic. An active trading market in our common stock may never develop. An illiquid market makes it more difficult for you to sell our stock should you desire or need to do so. Even more, the market price of our securities may be volatile, fluctuating significantly in response to a number of factors, some of which are beyond our control. These factors include:

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

          We may not be able to maintain our listing on the NYSE Amex, which may adversely affect the ability of purchasers to resell their common stock in the secondary market.

          Although our common stock is listed on the NYSE Amex, we cannot assure you that we will continue to meet the criteria for continued listing on that exchange. If we are unable to meet the continued listing criteria of the NYSE Amex and become delisted, trading of our common stock could be conducted in the Over-the-Counter Bulletin Board. In such case, an investor would likely find it more difficult to dispose of our common stock or to obtain accurate market quotations. If our common stock is delisted from the NYSE Amex, it will become subject to the SEC’s “penny stock rules,” which imposes sales practice requirements on broker-dealers that sell such common stock to persons other than established customers and “accredited investors.” Application of this rule could adversely affect the ability or willingness of broker-dealers to sell our common stock and may adversely affect the ability of purchasers to resell their common stock in the secondary market.

          Zunicom is our largest shareholder and has significant influence over us, which may result in conflicts of interest, or the appearance of such conflicts, and may adversely impact our value and the liquidity of our stock.

          Zunicom directly owns 41% of our outstanding common stock. William Tan, our chairman, is also the chairman of Zunicom. Ian Edmonds, our chief operating officer, acting chief executive officer, acting chief financial officer, a member of our board of directors (the “Board”) and the son-in-law of Mr. Tan, is also a member of the board of directors of Zunicom. As a result, Zunicom has significant influence over all matters requiring approval by our stockholders, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of influence could be disadvantageous to other stockholders with different interests, which could result in reducing our profitability. In addition, this concentration of share ownership, and the appearance of conflicts, even if such conflicts do not materialize, may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with a significant concentration of ownership among a limited number of shareholders.

          Future sales or the potential for sale of a substantial number of shares of our common stock could cause the trading price of our common stock to decline and could impair our ability to raise capital through subsequent equity offerings.

          Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities. We have 5,000,000 shares of common stock issued and outstanding and an additional 2,300,000 shares of common stock reserved for future issuance as follows:

•	2,000,000 shares reserved for issuance under our 2006 Stock Option Plan; and

•	300,000 shares underlying warrants issued to the underwriters of our initial public offering (“IPO”).

          All of our outstanding common shares may be freely traded. However, since our IPO, these shares have been “thinly-traded” in the public market. Future sales, or even the possibility of future sales, may depress our common stock price.

          Management has broad discretion over the use of proceeds from our IPO and may not apply them effectively or in the manner currently contemplated.

          We have broad discretion in determining the specific uses of the proceeds from our IPO and when those proceeds will be used. The timing and use of our IPO proceeds will depend on a number of factors including differences between expected and actual revenues from operations or availability of commercial financing opportunities, unexpected expenses or expense overruns or unanticipated opportunities requiring cash expenditures. As a result, shareholders will not have the opportunity to evaluate economic, financial or other information on which we base our decisions on how to use the proceeds. Shareholders will rely on the judgment of our management with only limited information about their specific intentions regarding the use of proceeds. We may spend most of the proceeds of our IPO in ways with which shareholders may not agree. If we fail to apply these funds effectively, our business, results of operations and financial condition may be materially and adversely affected.

          We may issue shares of preferred stock in the future, which could depress the price of our stock.

          Our corporate charter authorizes us to issue shares of “blank-check” preferred stock. The Board has the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further shareholder approval. As a result, the Board could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, the rights of the holders of our common stock could be impaired thereby, including, without limitation, with respect to liquidation.

          Texas law and provisions of our amended and restated articles of incorporation and bylaws could deter or prevent takeover attempts by a potential purchaser of our common stock that would be willing to pay you a premium for your shares of our common stock.

          Our amended and restated articles of incorporation and bylaws and the corporate laws of the State of Texas include provisions designed to provide the Board with time to consider whether a hostile takeover offer is in our and shareholders’ best interests, but could be utilized by the Board to deter a transaction that would provide shareholders with a premium over the market price of our shares. These provisions include the availability of authorized but unissued shares of common stock for issuance from time to time at the discretion of the Board; the availability of authorized shares of preferred stock, the number of which to be issued from time to time and their terms and conditions being solely in the discretion of the Board; bylaws provisions enabling the Board to increase the size of the board and to fill the vacancies created by the increase; and bylaw provisions establishing advance notice procedures with regard to business to be presented at shareholder meetings or to director nominations (other than those by or at the direction of the Board). The Texas Business Organization Code also contains provisions intended to protect shareholders and prohibit or discourage various types of hostile takeover activities. These provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including under circumstances where our shareholders might otherwise receive a premium over the market price of our shares. These provisions may also have the effect of making it more difficult for third parties to cause the replacement of our current management and may limit the ability of our shareholders to approve transactions that they may deem to be in their best interests.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

          None.

ITEM 2.	DESCRIPTION OF PROPERTIES

          Our executive offices are located in Carrollton, Texas.

          On February 1, 2002, we entered into a lease for a logistics center in Carrollton, Texas which was amended in March 2003 and November 2006. As amended, the lease covers a total of approximately 216,000 square feet and expires March 31, 2013. Monthly base payments for 2008 and 2009 are approximately $41,900, $46,400 for 2010 through 2012 and $0 for the final three months, January 1, 2013 through March 31, 2013.

          On April 30, 2003, we entered into a lease agreement for approximately five years with approximately 5,000 square feet of retail and warehouse space in Oklahoma City, Oklahoma. We are leasing this space for approximately $1,700 per month. The lease expires July 31, 2009. We expect we will be able to renew this lease at comparable terms.

          On June 28, 2007, we entered into a lease agreement during 2007 for approximately 18,000 square feet of retail and warehouse space in Columbus, Georgia. We are leasing this space for approximately $6,000 per month. This lease expires July 31, 2010.

          On April 30, 2008, we entered into a new lease agreement for 21,427 square feet of retail and warehouse space in Las Vegas, Nevada. The lease term is from September 2008 through August 31, 2011. Rent for September and October 2008 was waived; from November 2008 through August 2009 was $13,607 per month; from September 2009 through August 2010 will be $14,151 per month; and from September 2010 through August 2011 will be $14,718.

ITEM 3.	LEGAL PROCEEDINGS

          Energizer Holdings, Inc. and Eveready Battery Company, Inc. (collectively “Eveready”) have initiated legal proceedings against us and over 20 other respondents relating to the manufacture, importation and sale of certain alkaline batteries alleged to infringe U.S. Patent No. 5,464,709. Eveready is seeking a general exclusion order with respect to future importation of these batteries. We denied infringement and have been vigorously defending this action. The International Trade Commission ruled against Eveready and Eveready then appealed to the United States Court of Appeals for the Federal Circuit. On January 25, 2006, in the Federal Circuit reversed the Commission’s holding of invalidity and remanded for further proceedings based on its construction of Eveready’s patent. On February 23, 2007, the International Trade Commission again ruled that Eveready’s patent was invalid and terminated the investigation. Eveready appealed that decision to the Federal Circuit where oral arguments were heard on November 5, 2007. On April 21, 2008 a three judge panel of the Federal Circuit Court affirmed the International Trade Commission’s ruling of invalidity. On June 5, 2008 Eveready filed a Petition for Rehearing and an En Banc Petition (both of which have since been denied). On February 11, 2009, Eveready filed a Petition for Writ of Certiorari with the United States Supreme Court, which is currently pending. For more information, see In re Certain Zero-Mercury-Added Alkaline Batteries, Parts Thereof and Products Containing Same, Investigation No. 337-TA-493, in the United States International Trade Commission. On March 23, 2009 Energizer’s petition for certiorari was denied by the U.S. Supreme Court.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Our common stock is listed on the NYSE Amex under the symbol “UPG.” The following table sets forth for the periods indicated the high and low sale prices per share for our common stock, as reported on NYSE Amex. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Sale Prices

	High	Low

Fiscal year 2008
First Quarter	$4.20	$2.65
Second Quarter	$5.12	$2.45
Third Quarter	$4.70	$2.43
Fourth Quarter	$3.63	$1.15

Fiscal year 2007
First Quarter	$7.10	$3.96
Second Quarter	$5.40	$4.05
Third Quarter	$5.00	$3.99
Fourth Quarter	$5.05	$3.77

          On March 20, 2009, the closing price of our common stock was $1.40.

          No dividends have been declared or paid on our common stock since our IPO and none are anticipated at this time. We have no shares of preferred stock outstanding.

          As of March 20, 2009, the Company had 5,000,000 shares of common stock issued and outstanding held by approximately 527 shareholders of record.

Use of Proceeds from Registered Securities and Other Information

          Our IPO was declared effective on December 20, 2006. In the offering, we received net proceeds of approximately $11.8 million. Initially, the IPO proceeds were used to pay down the balance on our credit facility, which allowed us to increase our inventory purchases. In addition, we have allocated the IPO proceeds as follows:

•	$1.4 million to develop and implement our new warehouse management system;

•	$0.3 million to establish a new distribution center in Columbus, Georgia;

•	$0.1 million to establish a new distribution center in Las Vegas, Nevada;

•	$0.3 million in connection with new product development;

•	$1.0 million to purchase the Monarch assets.

          We have not used any of the IPO proceeds to make direct or indirect payments to any directors or officers.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

          As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS EXECUTIVE SUMMARY

          The year 2008 marked our second full year as a publicly traded company. Consistent with our operating history, we continued to grow our business in the rapidly expanding battery and supply chain management industries. Overall, our 8.6% revenue growth compared to 2007 was accomplished by increasing our penetration of new and existing customer accounts and diversifying our product mix.

          For the full-year 2008, our revenues increased to $117.9 million, up $9.4 million, or 8.6%, from $108.5 million for 2007. Our operating income decreased to $3.2 million in 2008, down $1.0 million from $4.2 million in 2007. Our net income decreased to $1.2 million in 2008, down $1.0 million from $2.2 million in 2007.

          Our 2008 revenues from sources other than Brink’s Home Security and its authorized dealers rose 21.0% to $64.8 million from $53.6 million for 2007, reflecting growth of new and existing customer accounts and improved product mix. Growth in our higher margin business for 2008 was driven approximately 38% by volume and 62% by price increases. Revenues from Brink’s Home Security and its authorized dealers decreased to $53.1 million, down 3.4% compared to $55.0 million for 2007. We believe this decrease primarily reflects slower growth in the residential housing market.

          Gross margin improved as a percentage of revenues for the year ended December 31, 2008 to 15.5% compared to 14.7% for the comparable period in 2007 due primarily to an improved product mix.

          We believe the 21.0% revenue growth in 2008 over 2007 in our battery and related power accessory business reflects more focused marketing efforts and increased market penetration. We also expanded our battery, charger and power accessory lines to better meet the evolving needs of our customers and ultimately, the end-user. We will continue to capitalize on favorable industry trends, such as the growing demand for productivity mobility and portability in the consumer electronics industry.

          While 2008’s financial results were comparatively strong, the year was not without its challenges. Throughout the full year, we faced higher raw material costs as prices of lead, copper and zinc reached new levels. Sales to Brink’s Home Security and its authorized dealers was down 3.4% in 2008, offset by continued growth and strength of our battery and related power accessory business. Our business has also been impacted by the severest recession to hit the U.S. economy in over a generation. Despite these challenges, we are on financially sound footing with a strong balance sheet and line of credit to provide the resources for continued growth.

          In December 2008, Roger Tannery, our chief financial officer, resigned and in January 2009 we entered into a separation agreement with Randy Hardin who had served as our chief executive officer since 1992. Ian Edmonds, our executive vice president and chief operating officer, was appointed to fill both positions on an interim basis. In the fourth quarter of 2008, we expensed $147,000 in connection with Mr. Tannery’s resignation. The total payments due to or for the benefit of Mr. Hardin under his separation agreement total approximately $513,000, payable over a two-year period, will be expensed in the first quarter of 2009. In March 2009 we entered into an agreement canceling the arrangement we had with our primary independent sourcing agent. The total payments due to our former independent sourcing agent under this cancellation agreement total $2.565 million, payable over a three-year period, of which $469,000 was expensed in 2008 and approximately $2.1 million will be expensed in the first quarter of 2009.

          We remain cautiously optimistic and opportunistic about 2009. Our core business, though growing slower than we anticipated, is strong despite the recession. In addition to taking steps to manage the difficult economic conditions, we are also focused on developing higher-margin products and markets, and diversifying our markets to minimize our exposure to the broader economy.

          In January 2009, we completed the acquisition of the assets and hunting product line, including all tangible and intangible property related thereto, marketed under the tradename “Monarch”. The high-quality Monarch product line is a strategic extension of both our existing outdoor product line and customer base. We plan to leverage our global network of suppliers and expertise in supply chain logistics to reduce manufacturing and other supply chain costs for the acquired product line.

          We are cautiously and diligently evaluating markets and acquisition opportunities that will facilitate reaching our strategic objectives. We remain conservative on this front due to the economic climate. However, we believe that the current recession and the associated deterioration in stock values and market prices has created growth opportunities. We believe that with our strong balance sheet, a relatively healthy core business and unused capacity under our banking facility, we are well-positioned to take advantage of these opportunities. We continue to make the necessary investments in our infrastructure, namely, our distribution facilities, our warehouse management system and our people, to support and facilitate our immediate and long-term growth objectives.

Results of Operations Year Ended December 31, 2008 Compared to December 31, 2007

          Revenues

          Net revenues for the year ended December 31, 2008 were $117.9 million compared to net revenues of $108.5 million for the similar period in 2007, an increase of $9.4 million, or 8.6%. Revenues from Brink’s Home Security and its authorized dealers, was $53.1 million compared to $55.0 million in the 2007 period, a decrease of $1.8 million, or 3.3%. As most of our Brink’s Home Security business is related to residential security systems, we attribute this decrease primarily to the overall slowdown in the residential construction industry, thus slowing the demand for certain security products. Revenues from batteries and related power accessories increased $11.2 million to approximately $64.8 million in 2008 from $53.6 million in 2007, or 21.0%. We attribute this increase to a more focused marketing effort to existing and new accounts.

          Cost of sales

          Cost of sales is comprised of the base product cost, commissions to sourcing agents, freight, duty and servicing fees where applicable. Cost of sales totaled $99.6 million for the year ended December 31, 2008, compared to $92.5 million in the comparable 2007 period, an increase of $7.1 million, or 7.6%. Cost of sales as a percentage of sales decreased to 84.5% in the 2008 period from 85.3% for the comparable 2007 period. This cost decrease was attributable to higher margins on batteries and related power accessories but offset by lower margins earned on sales to Brink’s Home Security and its authorized dealers. Our overall gross margin for the year ended December 31, 2008, was approximately 15.5% compared to a gross margin of 14.7% for the comparable period in 2007.

          Operating expenses

          Selling, general and administrative expenses increased approximately $3.3 million or 28.1% to approximately $15.1 million from $11.8 million for the similar period in 2007. Of this increase, approximate amounts totaling $1.0 million was attributable to bad debts, $0.8 million was attributable to compensation and other employee related expenses, including the amount payable to our former chief financial officer under his separation agreement, $0.7 million for additional facilities costs including the transition to a larger warehouse facility, $0.4 million for sales-related costs including marketing, travel and trade show participation, and general corporate expenses of $0.4 million.

          Interest expense

          Our interest expense totaled $1.0 million for the year ended December 31, 2008 compared to $1.2 million for the year ended December 31, 2007, a decrease of $0.2 million, or 16.1%. The decrease is due to a decrease in the interest rate on the portion of our outstanding borrowings under our bank line of credit that were not hedged under our swap agreement. For the year ended December 31, 2008 the average outstanding loan balance on our line of credit was $11.3 million, compared to $10.0 million for the year ended December 31, 2007.

Liquidity

          We had cash and cash equivalents of $0.3 million and $0.7 million at December 31, 2008 and 2007, respectively.

          Net cash provided by operating activities was $0.6 million through December 2008 compared to cash used in operations of $9.1 million for 2007.

          Cash used in investing activities was $1.8 million through December 2008 compared to $1.4 million for 2007. The cash used in 2008 was used for the purchase of property and equipment totaling $0.9 million and restricted cash deposited in escrow totaling $0.9 million under the Monarch asset purchase agreement. The cash used in 2007 was used for the purchase of property and equipment.

          Net cash provided by financing activities during 2008 was $0.8 million compared to $1.8 million used by financing activities for 2007. The net cash provided by financing activities for 2008 included a $1.5 million net change in our line of credit and a $0.7 million reduction in our notes payable to Zunicom. The net cash used in 2007 was related to $1.7 million in net borrowings under our line of credit.

          We have a $30 million line of credit with Compass Bank, which matures on July 5, 2012. This credit facility bears interest at LIBOR Index Rate plus a sliding range from 1.25% to 2.50% based on quarterly covenant performance. At December 31, 2008 that rate was 2.58%. In June, 2008 we entered into an interest rate swap agreement which “locks-in” a fixed rate of 5.85% on the first $6.0 million outstanding under the line of credit, thus swapping the fixed rate for the current variable rate as calculated under the original loan agreement through its maturity date of July 5, 2012. The interest rate swap is accounted for as an effective cash flow hedge and the unrealized gains or losses related to the change in fair value is recorded in accumulated other comprehensive income (loss). The line of credit is due on demand and is secured by accounts receivable, inventories and equipment. The line’s availability is based on a borrowing formula, which allows for borrowings equal to 85% of our eligible accounts receivable and a percentage of eligible inventory. In addition, we must maintain certain financial covenants including ratios on funded debt to EBITDA, as well as a fixed charge ratio. At December 31, 2008, approximately $14.4 million was outstanding under the line of credit and approximately $7 million remained available for borrowings under the line of credit based on the borrowing formula.

          As of December 31, 2008, we were in default of the loan agreement with Compass as a result of our failure to satisfy certain financial and non-financial covenants. We also expect that we will be in default for the quarter ending March 31, 2009 as a result of our failure to satisfy certain financial covenants. This latter failure is attributable to the fact that we will incur charges of approximately $2.6 million in the first quarter of 2009 relating to the separation agreements that we entered into with our former chief executive officer and independent sourcing agent (see Note L) in the first quarter of 2009. The bank has waived the events of default that existed at December 31, 2008 and those that we believe exist with respect to the quarter ended March 31, 2009. In addition, the bank intends to modify the relevant covenants such that we may be in compliance commencing with the quarter ending June 30, 2009.

Capital Resources

          At December 31, 2008 we did not have any material commitments for capital expenditures. We may enter into various commitments during 2009 if expansion opportunities arise. Material items will be disclosed in press releases and other appropriate filings as they develop. We have no off balance sheet financing arrangements.

Contractual Obligations

          The following table summarizes the amounts of payments due under specified contractual obligations at December 31, 2008.

	Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-Term Debt	$5,118,750	$1,462,500	$3,656,250	$—	$—
Facilities Leases	2,657,261	654,501	2,002,760	—	—
Equipment Leases	533,811	178,180	319,679	35,952	—
Separation Agreement	147,000	147,000	—	—	—

Total	$8,456,822	$2,442,181	$5,978,689	$35,952	$—

          In 2006, we issued two notes to our former parent, Zunicom. These obligations are reflected in the table above as “Long-Term Debt”. One note, in the original principal amount of $3 million, represented the final dividend prior to our IPO. The second note, in the original principal amount of $2.85 million, represented the value of Zunicom’s net operating losses that we were able to use to offset our taxable income in the years prior to the IPO. Both notes bear interest at 6%, require quarterly payments of interest and principal beginning September 20, 2008 and mature on June 30, 2012. The aggregate balance due on the notes as of December 31, 2008 was $5.1 million.

          In December 2008 we entered into a separation agreement with our former chief financial officer. Under the agreement, we are obligated to make payments aggregating approximately $147,000 over a twelve month period ending December 2009, which includes the premiums payable to our health insurance carrier for as long as he is entitled to maintain such insurance under COBRA.

          The table above does not include payments due to Randy Hardin under his Separation Agreement or to our former independent sourcing agent, under his cancellation agreement. Both of those agreements were entered into in 2009. Mr. Hardin will receive aggregate payments of approximately $513,000 over a two-year period, which includes health insurance costs over that period. The former sourcing agent will receive aggregate payments of $2.565 million over a three year period, including $469,000 which was accrued in 2008.

INTERNATIONAL CURRENCY FLUCTUATION

          The goods that we purchase from Asia are subject to international currency fluctuations. Management does not believe that the fluctuation in currency presents a serious threat to its operations.

CRITICAL ACCOUNTING POLICIES

          Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. We believe the following are the critical accounting policies which could have the most significant effect on our reported results and require the most difficult, subjective or complex judgments by management.

     Revenue Recognition

          We recognize revenue in accordance with Staff Accounting Bulletin No. 104 when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured.

          We are a distributor who purchases both finished goods and components from domestic and international suppliers. We add value to products and components by packaging them in customer specified “kits” or tailor made units that are convenient for the customer to order and ship. Additionally, we have several customers that require specific battery pack assemblies. We obtain batteries and components and reconfigure finished goods based upon customer specifications. We refer to this process as battery pack assemblies. We recognize sales of finished goods at the time the customer takes title to the product.

          We sell products to several customers in bulk quantities. We obtain the order from the customer and arrange for the delivery of the product directly from our vendor to the customer to reduce freight costs and wear and tear on the product from excessive handling. We refer to these transactions as “drop shipments” because the product is shipped directly from our vendor to our customer. We also have an inventory fulfillment agreement with Brink’s Home Security. We purchase, handle, assemble and deliver security and installation components to Brink’s Home Security and to its authorized dealers. Revenues from drop shipment transactions and pursuant to the Brink’s Home Security agreement, are recognized on a gross basis at the time the customer takes title to the product, based on our analysis of the criteria defined in Emerging Issues Task Force Issue No. 99-19 for gross revenue reporting. Specifically, (i) we are the primary obligor; (ii) we have general and physical loss inventory risk; (iii) we have credit risk; (iv) in most cases, we have discretion in supplier selection and product specifications; and (v) we have reasonable latitude within economic constraints to negotiate prices and terms with our customers.

     Income Taxes

          In January 2007, we adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN “48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. We did not recognize any adjustments to the financial statements as a result of our implementation of FIN 48.

          We utilize the asset and liability approach to accounting and reporting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred income tax assets and liabilities are computed annually for differences between the financial and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

          We use an estimate of our annual income tax rate to recognize a provision for income taxes in financial statements for interim periods. However, changes in facts and circumstances could result in adjustments to our effective tax rate in future quarterly or annual periods.

Accounts Receivable

          Trade accounts receivable are stated at the amount we expect to collect. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, we provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Stock-Based Compensation

          We account for stock options under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair vlaue of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class and historical experience. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Recent Accounting Pronouncements

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management is currently evaluating the effects of SFAS No. 161, but the standard is not expected to have a material impact on the Company’s financial statements.

          On January 1, 2008 we adopted SFAS No. 157, “Fair Value Measurements.” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. On December 14, 2007, the FASB issued FSP FAS 157-b which would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

          In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. The provisions of SFAS No. 141(R) are similar to those of SFAS No. 141; however, SFAS No. 141(R) requires companies to record most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination at “full fair value.” SFAS No. 141(R) also requires companies to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation and to expense acquisition costs as incurred. This statement applies to all business combinations, including combinations by contract alone. Further, under SFAS No. 141(R), all business combinations will be accounted for by applying the acquisition method. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company will apply the provisions of SFAS No. 141(R) to business combinations after December 31, 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Information required by this Item begins on page F-1 and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

          a) Evaluation of Disclosure Controls and Procedures. Management, with the participation of our principal executive officer and the principal financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our interim principal executive officer and interim principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

          Our management, including our interim principal executive officer and interim principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

          b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

          c) Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our fiscal fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

          None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

          The names, ages and titles of our executive officers and directors, as of March 1, 2009, are as follows:

Name	Age	Positions

Ian Colin Edmonds (1)	37	Executive Vice President, Chief Operating Officer, Interim Chief Executive Officer, President and Chief Financial Officer and a Director
Mimi Tan	35	Senior Vice President Business Development and Marketing and Corporate Secretary
Julie Sansom-Reese	46	Senior Vice President of Finance and Treasurer
Ramin Salehi	35	Senior Vice President of Supply Chain and Information Technology
William Tan	65	Chairman of the Board
William Bailey	48	Director
Leslie Bernhard	64	Director
Bert Calvert	55	Director
Robert M. Gutkowski	60	Director

(1)

Appointed Interim Chief Financial Officer as of December 12, 2008 upon resignation of Roger Tannery. Appointed Interim Chief Executive Officer and Interim President on January 21, 2009 upon resignation of Randy Hardin.

          IAN COLIN EDMONDS has been a director since January 1999, our chief operating officer since May 2002, our executive vice president since October 2006, our interim chief financial officer since December 12, 2008 and our interim chief executive officer and interim president since January 21, 2009. He is responsible for overall operations, corporate finance, M&A and planning activities and risk management. Mr. Edmonds serves as a director of Zunicom and from July 1997 through December 2006 served as an officer, first as vice president and from April 2003 as executive vice president of Zunicom. He also served as a director of AlphaNet, Inc. a wholly-owned subsidiary of Zunicom, from October 1999 through December 2006. Mr. Edmonds holds a Bachelors Degree in Marketing with a Minor in Statistics from the University of Denver. Mr. Edmonds is the husband of Mimi Tan and the son-in-law of William Tan.

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

Non-Employee Directors

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

          WILLIAM H. BAILEY became a director in August 2008. He has been Managing Partner of the CPA firm of Bailey, Smith & Sorrells, LLP and the law firm of Bailey & Smith, PLLC, where he has dual practices in public accounting and law. Since 2005, he has been engaged in broad accounting and tax matters including mergers and acquisitions for a wide variety of corporate, partnership and estate clients. From 1987 until 2005, Mr. Bailey was employed by TXU Corporation and served in both accounting and legal counsel roles with emphasis on planning, compliance, acquisitions and dispositions, reorganization and restructuring including SEC tax reporting and compliance as well as internal and external auditing. Mr. Bailey has a Bachelor of Science in accounting and economics from Southeastern Oklahoma State University (with honors), holds a Juris Doctorate from Texas Wesleyan University School of Law and is a Certified Public Accountant in the State of Texas.

          LESLIE BERNHARD became a director in December 2006 upon the effectiveness of our initial public offering. She is a co-founder of AdStar, Inc. (OTC: ADST.PK), provider of technology services to the newspaper classified advertising industry. She has been a director of AdStar since its inception in 1986 and its president and chief executive officer since 1991. Ms. Bernhard also serves on the board of directors of Milestone Scientific, Inc., (OTCBB: MLSS.OB): a developer and manufacturer of medical and dental equipment. Ms. Bernhard holds a B.S. degree from St. John’s University.

          BERT CALVERT became a director in August 2008. He has been the Vice President and Chief Operating Officer of J-COR Enterprises, Inc. / Elite Realty Group of Texas, a residential, commercial and property management firm, since January, 2007. He has also been a member of the Board of Directors of J-COR Enterprises since July, 1987. Mr. Calvert is also President of Lagniappe Development, Inc., a property development company, since July 2006. From 1985 through 2006, he was the owner of Calvert Development Company, a residential and commercial building and development company based in Midlothian, Texas.

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

Board Composition

          Our Board currently consists of seven directors. Each director is elected for a term of one year and serves until a successor is duly elected and qualified or until his or her death, resignation or removal. William Tan, Chairman of the Board, is the father of Mimi Tan and the father-in-law of Ian Edmonds.

Director Independence

          A majority of our Board is independent, as required by and as defined in Section 803(A) of the NYSE Amex listing standards. We believe that Messrs. Bailey, Calvert and Gutkowski and Ms. Bernhard are independent under those standards. A director is considered independent as long as he or she does not have a relationship with the company or management that would interfere with the exercise of independent judgment in carrying out the director’s responsibilities.

          In determining director independence, our Board applies the independence standards set by NYSE Amex. In its application of such standards the Board takes into consideration all transactions with independent directors and the impact of such transactions, if any, on any of the independent directors’ ability to continue to serve on our Board. To that end, for the fiscal year ended 2008, our Board considered all the fees paid to the independent directors disclosed below in “Item 11 – Executive Compensation – Compensation of Directors”, and determined that those transactions were within the limits of the independence standards set by NYSE Amex and did not impact their ability to continue to serve as independent directors.

Board Meetings

          The Board met seven times during 2008. A majority of the directors attended all of the meetings of the Board. All persons who were directors during 2008 attended at least 75% of these meetings. Absent special circumstance, each director is expected to attend the annual meeting of shareholders.

Committees Established by the Board

          The Board has established three standing committees: an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee. Each committee is made up entirely of independent directors.

Name	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee

William H. Bailey	Chairperson		*
Leslie Bernhard	*	Chairperson	*
Robert M. Gutkowski	*	*	Chairperson
Bert Calvert		*

* indicates member

          Audit Committee. The Audit Committee members consist of William H. Bailey, who serves as chairperson, Leslie Bernhard and Robert M. Gutkowski. The Board has determined that William H. Bailey is an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K, and “independent” for purposes of NYSE Amex listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934.

          The Audit Committee oversees our accounting and financial reporting processes, internal systems of accounting and financial controls, relationships with auditors and audits of financial statements. Specifically, the Audit Committee’s responsibilities include the following:

•	selecting, hiring and terminating our independent auditors;

•	evaluating the qualifications, independence and performance of our independent auditors;

•	approving the audit and non-audit services to be performed by the independent auditors;

•	reviewing the design, implementation and adequacy and effectiveness of our internal controls and critical policies;

•	overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and other accounting matters;

•	with management and our independent auditors, reviewing any earnings announcements and other public announcements regarding our results of operations; and

•	preparing the report that the Securities and Exchange Commission requires in our annual proxy statement.

          Compensation Committee. The Compensation Committee members consist of Leslie Bernhard, as chairperson, Robert M. Gutkowski and Bert Calvert. The Compensation Committee assists the Board in determining the development plans and compensation of our officers, directors and employees. Specific responsibilities include the following:

•	approving the compensation and benefits of our executive officers;

•	reviewing the performance objectives and actual performance of our officers; and

•	administering our stock option and other equity and incentive compensation plans.

The CEO may not be present during any deliberations on his compensation.

          Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee consists of Robert M. Gutkowski, as chairperson, William H. Bailey and Leslie Bernhard. The Corporate Governance and Nominating Committee assists the Board by identifying and recommending individuals qualified to become members of the Board, reviewing correspondence from our shareholders and establishing and overseeing our corporate governance guidelines. Specific responsibilities include the following:

•	evaluating the composition, size and governance of our Board and its committees and making recommendations regarding future planning and the appointment of directors to our committees;

•	establishing a policy for considering shareholder nominees to our Board;

•	reviewing our corporate governance principles and making recommendations to the Board regarding possible changes; and

•	reviewing and monitoring compliance of our code of ethics and insider trading policy.

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

Section 16(a) Beneficial Ownership Reporting Compliance

          Based on our review of the Forms 3, 4 and 5 submitted during and with respect to the year ended December 31, 2008, there have been no untimely filings of such required forms.

ITEM 11.	EXECUTIVE COMPENSATION

Summary of Compensation

          The following table sets forth certain information with respect to compensation for the year ended December 31, 2008 earned by or paid to our chief executive officer and our two other most highly compensated executive officers, which are referred to as the Named Executive Officers.

          Under the SFAS No. 123(R), we recorded compensation expense in our Financial Statements for the year ended December 31, 2008 with respect to the awards included in this table since the awards were effective and fully vested at the end of 2008.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Cash Bonus ($)		Option Awards ($)		All Other Compensation ($)		Total ($)

Randy Hardin (1)	2008	242,000	178,707		0		36,229	(4)	456,936
President and CEO	2007	220,000	424,870	(2)	0		35,995	(4)	680,864

Ian Edmonds	2008	214,500	58,000		0		30,519	(4)	303,019
EVP & COO	2007	195,000	64,000		0		28,604	(4)	287,604

Mimi Tan	2008	166,113	46,000		0		5,628	(5)	222,431
SVP Business	2007	161,200	41,000		2,602	(3)	5,463	(5)	220,453
Development & Marketing

(1)	Resigned on January 21, 2009

(2)	Of this amount, $202,489 was paid in 2007 and the balance, $222,381, was paid in 2008.

(3)	Option award expense as calculated by SFAS No. 123(R).

(4)	Car lease, medical insurance and long-term disability insurance payments.

(5)	Medical insurance and long-term disability insurance payments.

          Employment Agreements and Arrangements

          In December 2006 we entered into a three-year employment contract with Randy Hardin under which he served as former president and chief executive officer. Under that agreement, we agreed to pay Mr. Hardin, in addition to benefits generally available to all other executives of the company, a base salary plus an annual bonus equal to 10% of our audited pre-tax net income as adjusted provided that our pre-tax net income exceeded a targeted amount established by the Board. The employment agreement also provided for a grant of options to acquire 475,000 shares of our common stock at the IPO price ($7.00 per share) and the use of a company-leased vehicle.

          On January 21, 2009 we entered into a Separation Agreement with Mr. Hardin under which his employment agreement was terminated. Under the Separation Agreement, we agreed to continue to pay Mr. Hardin his annual base salary and to reimburse him for the costs of his healthcare insurance coverage through January 21, 2011 (the “Restricted Period”) to the same extent we paid for such insurance immediately prior to the termination of his employment agreement. Mr. Hardin agreed that he will not during the Restricted Period (i) compete with us in any of our lines of business including our battery and related power accessory business and our third party logistics business; (ii) solicit or hire any of our employees; or (iii) encourage any person or entity that has an existing business relationship with us to curtail or cancel its relationship with us. In addition, Mr. Hardin agreed not to disclose any of our confidential or proprietary information.

          In December 2006 we entered into a three-year employment contract with Ian Edmonds under which he serves as our executive vice-president and chief operating officer. Under the agreement, Mr. Edmonds received, in addition to benefits generally available to all other employees, an annual base salary, an annual bonus based on company performance and his individual performance that is completely at the discretion of the Board, an initial grant of options to acquire 356,250 shares of our common stock and the use of a company leased vehicle.

          In December 2006 we entered into a three-year employment contract with Mimi Tan under which she serves as our senior vice-president of business development and marketing and corporate secretary. Under the agreement, Ms. Tan received, in addition to benefits generally available to all other employees, an annual base salary and an annual bonus based on company performance and her individual performance that is completely at the discretion of the Board.

          Outstanding Equity Awards

          The following table sets forth certain information with respect to outstanding equity awards at December 31, 2008 with respect to the Named Executive Officers. At December 31, 2008, there were no unvested stock awards.

Outstanding Equity Awards at Fiscal Year-End

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Option Exercise Price ($)	Option Expiration Date

Randy Hardin (1)
President & CEO	475,000	(2)	7.00	12/19/2016

Ian Edmonds
EVP, COO	356,250	(2)	7.00	12/19/2016

Mimi Tan
Sr. V.P. of Business Development & Marketing and Corp. Secretary	7,000	(3)	7.00	12/19/2016

(1)	Resigned effective January 21,2009.

(2)	Options are fully vested at December 31, 2006.

(3)	Options are fully vested at December 31, 2007.

Compensation of Directors

Our “independent” directors receive the following compensation:

•	An annual retainer fee of $10,000;

•	$500 plus reimbursement for actual out-of-pocket expenses incurred in connection with attending each Board meeting in person and $200 for attending each Board meeting telephonically;

•

A stock option grant covering 10,000 shares upon his or her election or re-election to the Board. The options are exercisable immediately at a price per share equal to the fair market value of the stock on the date of grant;

•

Each Committee member receives $500 plus reimbursement for actual out-of-pocket expenses incurred in connection with attending each Committee meeting in person or $200 for attending each Committee meeting telephonically, unless the Committee meeting immediately follows or precedes a Board meeting in which case the amounts are $200 for each meeting attended in person or $100 for each meeting attended telephonically; and

•

The Chairman of the Audit Committee receives an annual fee of $5,000 and the Chairman for the Compensation Committee and Corporate Governance and Nominating Committee each receives an annual fee of $2,500.

Director Compensation

          The following table presents information relating total compensation for our non-employee directors for the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash	Option Awards(1)		All Other Compensation		Total

William Tan	$—	$—		$5,473	(2)	5,473
Leslie Bernhard	14,925	9,198	(1)	25,000	(3)	49,123
William Bailey	6,290	9,198	(1)	—		15,488
Bert Calvert	5,100	9,198	(1)	—		14,298
Robert M. Gutkowski	14,925	9,198	(1)	15,665	(2)	39,789
Marvin Haas (4)	8,641	5,749	(6)	—		14,390
Garland Asher (4)	14,000	9,198	(1)	13,048	(2)(5)	36,247

(1)	2008 expense as calculated by SFAS No. 123(R) for a stock option grant covering 10,000 shares of our common stock.

(2)	Includes medical insurance through company plans.

(3)	Services as chairman of our Board’s Sourcing Committee.

(4)	Retired from our Board on August 2008. Received an option grant in connection with his retirement.

(5)	Paid one time consulting fee

(6)	2008 expense as calculated by SFAS No. 123(R) for the stock option grant covering 6,250 shares of our common stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

BENEFICIAL OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information concerning the beneficial ownership of our common stock as of March 20, 2009 (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group.

	Common Stock

Name and Address(1)	Amount and Nature of Beneficial Ownership(2)		Percentage of Class(3)

Directors and Named Executive Officers
William Tan	2,406,120	(4)	44.9%
Ian Colin Edmonds	2,405,120	(5)	44.9%
Mimi Tan	7,000	(6)	*
Leslie Bernhard	20,000	(6)	*
Robert M. Gutkowski	20,000	(6)	*
William Bailey	10,000	(6)	*
Bert Calvert	10,000	(6)	*
All Directors and Named Executive Officers as a group (7 persons)	2,829,370	(7)	49.0%

5% Shareholders

Zunicom, Inc.	2,048,870		41.0%
4315 W. Lovers Lane
Dallas, TX 75209

Randy Hardin	475,000	(8)	8.7%
370 Town East Blvd
Sunnyvale, TX 75182

Wilen Management Co. Inc	690,074		13.9%
2360 W Jopa Rd, Ste 226
Lutherville, MD 21093

Julian Tymczysz	268,488		5.4%
11 King George St.
Greenwich, London SE10
United Kingdom

*	Less than 1.0%.

(1)	Unless indicated otherwise, all addresses are c/o Universal Power Group, Inc., 1720 Hayden Road, Carrollton, TX 75006.

(2)

Except as otherwise indicated and subject to applicable community property and similar laws, we assume that each named person has the sole voting and investment power with respect to his or her shares, other than shares subject to options.

(3)

Percent of Class is based on the 5,000,000 shares outstanding as of March 20, 2009. In addition, shares which a person had the right to acquire within 60 days are also deemed outstanding in calculating the percentage ownership of the person but not deemed outstanding as to any other person.

(4)

Includes (i) 356,250 shares underlying options; (ii) 2,048,870 shares owned by Zunicom over which Mr. Tan has voting control by virtue of the fact that he is a director of Zunicom; and (iii) 1,000 shares owned by Placement & Acceptance, Inc., a British Virgin Islands corporation, of which Mr. Tan is a director.

(5)

Includes (i) 356,250 shares underlying options; and (ii) 2,048,870 shares owned by Zunicom over which Mr. Edmonds has voting control by virtue of the fact that he is a director of Zunicom. Mr. Edmonds does not own any shares of our common stock directly.

(6)	Represents shares underlying options.

(7)

Includes (i) 2,048,870 shares owned by Zunicom over which Messrs. Tan and Edmonds have voting control by virtue of the fact that they are directors of Zunicom; (ii) 1,000 shares owned by Placement & Acceptance, Inc. over which Mr. Tan has voting control; and (iii) 779,500 shares underlying options held by all directors and executive officers as a group.

(8)	Represents shares underlying options. Mr. Hardin resigned from his positions with us on January 21, 2009. The options expire December 19, 2016.

          As of March 20, 2009, we are not aware of any pledges of our common stock which may at a subsequent date result in a change in control of the company.

Equity Compensation Plan Information

          The following table summarizes the options granted under the Plan as well as options and warrants granted outside the Plan as of December 31, 2008. The shares covered by outstanding options are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Equity Compensation Plan Table

	Number of securities to be issued upon exercise of Outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plans Approved By Security Holders

Grants under the 2006 Stock Option Plan	1,336,114	$6.79	663,886

Equity Compensation Plans Not Approved By Security Holders

Warrants (1)	300,000	$8.40	Not applicable
Common Stock Options (2)	20,000	$7.00	Not applicable

Total	1,656,114	$7.08	663,886

(1)	The warrants, issued in connection with our IPO, in December 2006, are exercisable at $8.40 per share any time beginning 365 days after the grant date and until the fifth anniversary of that date.

(2)

On March 21, 2007, we issued stock options to non-employees to purchase 20,000 shares of our common stock at an exercise price of $7.00 per share vesting over three years and expiring December 19, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Corporate Governance

          The Board has adopted a resolution that, in the future, any transactions between us and another person or entity who is deemed to be an “affiliate” or a related party must be approved by a majority of our disinterested directors.

Transactions with Related Parties

          From January 1, 2008 through December 31, 2008 we engaged in the following related party transactions:

Immediately before our IPO, we declared a $3 million dividend payable to our former parent Zunicom. The dividend is evidenced by a note payable, which has a maturity date of June 20, 2012 and which bears interest at the rate of 6% per annum. Interest on the unpaid principal amount of this note is payable quarterly, in arrears, and the principal amount will be repaid in 16 equal quarterly installments of $187,500 beginning September 20, 2008. The unamortized balance at December 31, 2008 was $2.625 million.

Immediately before the IPO, we issued a note to Zunicom in the original principal amount of $2.85 million, representing the value of Zunicom’s net operating losses that we were able to use to offset our taxable income in the years prior to the IPO. The note bears interest at the rate of 6% per annum and matures on June 20, 2012. Interest on the unpaid principal amount of this note is payable quarterly, in arrears, and the principal amount will be repaid in 16 equal quarterly installments of $178,125 beginning September 20, 2008. The unamortized balance at December 31, 2008 was $2.494 million.

          On December 12, 2008, Roger Tannery, resigned from his position as our chief financial officer and Ian Edmonds was appointed interim chief financial officer. We entered into a separation agreement with the following terms (i) he will provide consulting services to us on an as-needed basis, (ii) he releases us from any and all claims, (iii) he will not solicit any of our employees or customers through December 2009, (iv) we will pay him an aggregate of approximately $147,000 through December 2009; and (v) we will continue to provide him with health insurance coverage for as long as he is eligible to participate in our health insurance plan under COBRA.

          On January 21, 2009, in connection with the resignation of Randy Hardin from his positions as president and chief executive officer, we entered into a Separation Agreement which is described in Item 11, above.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The Board has reviewed the following audit and non-audit fees we paid to our independent public accountants for purposes of considering whether such fees are compatible with maintaining the auditor’s independence. The policy of the Board is to pre-approve all audit and non-audit services performed by its independent public accountants before the services are performed.

          Audit Fees. Fees billed for service rendered by KBA Group LLP for the audit of the financial statements and for the reviews of our Form 10-Q filings were approximately $165,000 for 2008 and approximately $161,000 for 2007.

Audit-Related Fees. None

          Tax Fees. Aggregate fees billed for permissible tax services rendered by KBA Group LLP consisted of approximately $34,000 for 2008 and approximately $24,000 for 2007. These amounts include tax consulting, preparation of federal and state income tax returns and franchise tax returns.

          All Other Fees. Fees billed for services rendered by KBA Group LLP for review of our annual proxy statements and Form 8-K filings were approximately $6,000 for 2008 and approximately $7,000 for 2007.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements.

          The following financial statements of Universal Power Group, Inc. are submitted as a separate section of this report (See F-pages) and are incorporated by reference in Item 8:

•	Report of Independent Registered Public Accounting Firm

•	Balance Sheets as of December 31, 2008 and 2007

•	Statements of Income for the years ended December 31, 2008 and 2007

•	Statement of Changes in Shareholders’ Equity for the years ended December 31, 2008 and 2007

•	Statements of Cash Flows for the years ended December 31, 2008 and 2007

•	Notes to Financial Statements

	2.	Financial Statement Schedules — See response to Item 15(c) below.

	3.	Exhibits. — See response to Item 15(b) below.

(b)	Exhibits

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Formation (including Amended and Restated Articles of Incorporation) (1)

3(ii)	Amended and Restated Bylaws (1)

4.1	Specimen stock certificate (1)

4.2	Form of representatives’ warrant (1)

10.1(a)**	Form of 2006 Stock Option Plan (1)

10.1(b)	Form of Stock Option Agreement (1)

10.1(c)**	Amendment to the 2006 Stock Option Plan *

10.2	Separation Agreement between UPG and Randy Hardin(2)

10.3**	Form of Ian Edmonds Employment Agreement (1)

10.4**	Form of Mimi Tan Employment Agreement (1)

10.5	Amended and Restated Revolving Credit and Security Agreement with Compass Bank dated June 19, 2007 (1)

10.6	Asset Purchase Agreement for Monarch Hunting Products dated September 19, 2008. (5)

10.7	Real Property Lease for 1720 Hayden Drive, Carrollton, Texas (1)

10.8	Real Property Lease for 11605-B North Santa Fe, Oklahoma City, Oklahoma (1)

10.9	Real Property Lease for Las Vegas, Nevada (1)

10.10	Termination Agreement with Stan Battat a/b/a Import Consultants(3)

10.11(a)	Form of Promissory Note in the amount of $2,850,000 payable to Zunicom (1)

10.11(b)	Form of Promissory Note in the amount of $3,000,000 payable to Zunicom (1)

10.13	Third Party Logistics & Purchase Agreement, dated as of November 3, 2008, with Brinks Home Security, Inc. (4)

23.1	Consent of KBA Group LLP *

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

**	Management Contract, compensatory plan or arrangement.

(1)	Incorporated by reference to the Exhibit with the same number to our Registration Statement on Form S-1 (SEC File No. 333-137265) effective as of December 20, 2006.

(2)	Incorporated by reference to Exhibit 10.1 to our Current report on Form 8-K filed on January 23, 2009.

(3)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 17, 2009.

(4)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2008.

(5)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 25, 2008.

(c) Other Financial Statement Schedules.

          The information required by the schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2009

Universal Power Group, Inc.

By:	/s/ Ian Edmonds

Ian Edmonds
Interim President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date

Principal Executive and Financial Officer:

/s/ Ian Edmonds	Interim Chief Executive Officer, Interim Chief Financial Officer and Director	March 31, 2009

Ian Edmonds

Directors:

/s/ William Tan	Chairman of the Board	March 31, 2009

William Tan

/s/ William H. Bailey	Director	March 31, 2009

William H. Bailey

/s/ Bert Calvert	Director	March 31, 2009

Bert Calvert

/s/ Robert M. Gutkowski	Director	March 31, 2009

Robert M. Gutkowski

/s/ Leslie Bernhard	Director	March 31, 2009

Leslie Bernhard

ITEM 15 (A) (1)
FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
UNIVERSAL POWER GROUP, INC.

DECEMBER 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Universal Power Group, Inc.

          We have audited the accompanying balance sheets of Universal Power Group, Inc. (the “Company”) as of December 31, 2008 and 2007 and the related statements of income, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Power Group, Inc., as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/KBA GROUP LLP

Dallas, Texas
March 31, 2009

UNIVERSAL POWER GROUP, INC.
BALANCE SHEETS
ASSETS

	December 31,

	2008	2007

CURRENT ASSETS
Cash and cash equivalents	$326,194	$691,288
Restricted cash	900,000	—
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1,143,213 and $129,371	12,423,279	12,593,430
Other	50,303	149,262
Inventories – finished goods, net of allowance for obsolescence of $358,350 and $193,780	37,304,500	32,345,377
Current deferred tax asset	1,555,173	983,114
Income tax receivable	193,386	—
Prepaid expenses and other current assets	880,528	880,907

Total current assets	53,633,363	47,643,378
PROPERTY AND EQUIPMENT
Logistics and distribution systems	1,795,935	1,417,269
Machinery and equipment	651,916	338,220
Furniture and fixtures	436,424	492,267
Leasehold improvements	388,334	272,096
Vehicles	155,630	151,598

	3,428,239	2,671,450
Less accumulated depreciation and amortization	(1,407,712)	(985,735)

Net property and equipment	2,020,527	1,685,715
OTHER ASSETS	86,879	81,459

TOTAL ASSETS	$55,740,769	$49,410,552

The accompanying notes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.
BALANCE SHEETS (Continued)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,

	2008	2007

CURRENT LIABILITIES
Line of credit	$14,351,775	$12,833,031
Accounts payable	16,418,768	12,257,350
Accrued liabilities	200,100	537,248
Interest rate swap liability	484,131	—
Current portion of payable to Zunicom, Inc.	1,462,500	731,250
Current portion of capital lease obligations	—	6,609
Current portion of deferred rent	57,984	64,446

Total current liabilities	32,975,258	26,429,934
NOTES PAYABLE TO ZUNICOM, INC, less current portion	3,656,250	5,118,750
NON-CURRENT DEFERRED TAX LIABILITY	230,611	25,455
DEFERRED RENT, less current portion	168,317	180,776

Total liabilities	37,030,436	31,754,915
COMMITMENTS
SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding	50,000	50,000
Additional paid-in capital	15,529,783	15,381,684
Retained earnings	3,450,076	2,223,953
Accumulated other comprehensive loss	(319,526)	—

Total shareholders’ equity	18,710,333	17,655,637

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,740,769	$49,410,552

The accompanying notes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.
STATEMENTS OF INCOME

	December 31,

	2008	2007

Net sales	$117,897,644	$108,517,097
Cost of sales	99,599,576	92,541,735

Gross profit	18,298,068	15,975,362
Operating expenses	15,063,398	11,761,427

Operating income	3,234,670	4,213,935
Other income (expense)
Interest expense (including $346,000 and $351,000 to Zunicom, Inc.)	(1,003,195)	(1,195,079)
Interest income	569	396,083
Other, net	45,069	—

Total other expense, net	(957,557)	(798,996)

Income before provision for income taxes	2,277,113	3,414,939
Provision for income taxes	(1,050,990)	(1,190,986)

Net income	$1,226,123	$2,223,953

Net income per share
Basic	$0.25	$0.44

Diluted	$0.25	$0.44

Weighted average shares outstanding
Basic	5,000,000	5,000,000

Diluted	5,000,000	5,001,305

The accompanying notes are integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Shares	Amount

Balances at January 1, 2007	5,000,000	$50,000	$15,263,457	$—	$—	$15,313,457
Stock-based compensation expense	—	—	118,227	—	—	118,227
Net income	—	—	—	2,223,953	—	2,223,953

Balances at December 31, 2007	5,000,000	50,000	15,381,684	2,223,953	—	17,655,637

Stock-based compensation expense	—	—	148,099	—	—	148,099
Net unrealized loss on hedging instrument, net of income taxes of $164,605	—	—	—		(319,526)	(319,526)
Net income	—	—	—	1,226,123	—	1,226,123

Balances at December 31, 2008	5,000,000	$50,000	$15,529,783	$3,450,076	$(319,526)	$18,710,333

The accompanying notes are an integral part of this financial statement.

UNIVERSAL POWER GROUP, INC.
STATEMENTS OF CASH FLOWS

	December 31,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,226,123	$2,223,953
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	547,256	235,681
Provision for bad debts	1,143,213	93,980
Provision for obsolete inventory	180,000	45,000
Deferred income taxes	(202,298)	64,841
Loss on disposal of property and equipment	6,064	—
Stock-based compensation	148,099	118,227
Changes in operating assets and liabilities:
Accounts receivable – trade	(973,062)	(2,516,355)
Accounts receivable – other	98,959	(124,025)
Inventories	(5,139,123)	(9,818,843)
Income tax receivable	(193,386)	—
Prepaid expenses and other current assets	379	(309,834)
Other assets	(42,920)	(85,886)
Accounts payable	4,161,418	728,347
Accrued liabilities	(337,148)	(3,590)
Due to Zunicom, Inc.	—	186,617
Deferred rent	(18,921)	22,824

Net cash provided by (used in) operating activities	604,653	(9,139,063)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(851,766)	(1,446,802)
Proceeds from sale of equipment	1,134	—
Escrow deposit	(900,000)	—

Net cash used in investing activities	(1,750,632)	(1,446,802)

CASH FLOWS FROM FINANCING ACTIVITIES
Net activity on line of credit	1,518,744	(1,740,564)
Payments on capital lease obligations	(6,609)	(18,730)
Payment on notes to Zunicom, Inc.	(731,250)	—

Net cash provided by (used in) financing activities	780,885	(1,759,294)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(365,094)	(12,345,159)
Cash and cash equivalents at beginning of year	691,288	13,036,447

Cash and cash equivalents at end of year	$326,194	$691,288

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$1,387,650	$1,356,108

Interest paid	$1,003,195	$1,205,657

The accompanying notes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE A. ORGANIZATION AND BASIS OF PRESENTATION

Organization

          Universal Power Group, Inc. (“UPG” or the “Company”), a Texas corporation, is a distributor and supplier of batteries and related power accessories to a diverse range of industries, and a provider of third-party fulfillment and logistics services and value-added solutions. The Company’s primary logistics center is located in Carrollton, Texas and regional logistic centers are located in Oklahoma City, Oklahoma, Las Vegas, Nevada and Columbus, Georgia. The Company’s customers are primarily located in the United States. A small portion of the Company’s sales are to customers located in the United Kingdom, Australia, Ireland, China and Canada.

          Until December 20, 2006, the Company was a wholly-owned consolidated subsidiary of Zunicom, Inc. (“Zunicom”), a Texas corporation, whose stock is traded on the OTC Bulletin Board under the symbol “ZNCM.OB.” On December 20, 2006, the U.S. Securities and Exchange Commission declared effective a registration statement filed by the Company registering the sale of 2,000,000 shares of its common stock by the Company and 1,000,000 of the Company’s common stock owned by Zunicom (the “IPO”). As a result of the IPO, Zunicom’s interest in the Company was reduced to 40%. Zunicom no longer owns a controlling interest in UPG; however, as the largest shareholder, Zunicom does have significant influence over UPG.

NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

          The Company considers all unrestricted highly-liquid investments with original maturities of three months or less to be cash and cash equivalents.

Restricted Cash

          The Company placed $900,000 cash in an escrow account, which it reported as restricted cash on its balance sheet at December 31, 2008, pursuant to the terms of an asset purchase and related escrow agreement. The escrowed funds were used to purchase all of the tangible and intangible assets related to a line of outdoor hunting and recreational products marketed under the brand name “Monarch”. The acquisition closed in January 2009.

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

Inventories

          Inventories consist of finished goods, primarily of batteries and security products related to the Company’s third party fulfillment services and materials used in the assembly of batteries into “packs”. All items are stated at the lower of cost, determined using the average cost method by specific item, or market. The Company performs periodic evaluations, based upon business trends, to specifically identify obsolete, slow moving and non-salable inventory.

          The Company is a significant supplier for Brinks Home Security, Inc. (“Brink’s Home Security”). In order to meet its obligations to Brink’s Home Security, the Company maintains certain required inventory levels at all times. Inventory held related to the Company’s relationship with Brink’s Home Security, primarily security products, totaled approximately $13.2 million and $10.0 million, respectively, at December 31, 2008 and 2007. Brink’s Home Security is obligated to purchase from the Company any and all remaining inventory held by the Company pursuant to an agreement with Brink’s Home Security (including inventory in transit) and reimburse the Company for any applicable cancellation fees to the manufacturer upon early termination of the relationship.

Property and Equipment

          Property and equipment are carried at cost less applicable depreciation and amortization. Depreciation and amortization of property and equipment is provided for using the straight-line method over the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the related asset. Equipment leased under capital leases is amortized over the service life of the related asset or the term of the lease, whichever is shorter.

Income Taxes

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

Long-Lived Assets

          Long-lived assets are reviewed when events or changes in circumstances indicate that their carrying value may not be recoverable. If an impairment indicator exists, the Company compares the future undiscounted cash flows of such assets to their carrying value. If the carrying value exceeds the future undiscounted cash flows, the assets are written down to their fair value using discounted cash flows. The Company’s management has evaluated its long-lived assets and has not identified any impairment as of December 31, 2008 and 2007.

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

          The Company is a distributor who purchases both finished goods and components from domestic and international suppliers. The Company adds value to products and components by packaging them in customer specified “kits” or tailor made units that are convenient for the customer to order and ship. Additionally, the Company has several customers that require specific battery pack assemblies. The Company obtains batteries and components and reconfigures finished goods based upon customer specifications. The Company refers to this process as battery pack assemblies. The Company recognizes sales of finished goods at the time the customer takes title to the product.

          The Company sells products to several customers in bulk quantities. The Company obtains the order from the customer and arranges for the delivery of the product directly from our vendor to the customer to reduce freight costs and wear and tear on the product from excessive handling. The Company refers to these transactions as “drop shipments” because the product is shipped directly from its vendor to its customer. The Company also has an inventory fulfillment agreement with Brink’s Home Security. The Company purchases, handles, assembles and delivers security and installation components to Brink’s Home Security and to its authorized dealers. Revenues from drop shipment transactions and pursuant to the Brink’s Home Security agreement, are recognized on a gross basis at the time the customer takes title to the product, based on an analysis of the criteria defined in Emerging Issues Task Force Issue No. 99-19 for gross revenue reporting. Specifically, (i) the Company is the primary obligor; (ii) the Company has general and physical loss inventory risk; (iii) the Company has credit risk; (iv) in most cases, the Company has discretion in supplier selection and product specifications; and (v) the Company has reasonable latitude within economic constraints to negotiate prices and terms with its customers.

Post Shipment Obligations

          The Company offers its customers a limited warranty for replacement of finished goods that do not function properly. Generally, the limited warranty period is for one year. The most common types of warranty claims are batteries that leak or batteries that do not provide the voltage they are intended to supply. The Company’s written warranty is limited to the replacement of the product purchased and does not cover the product the battery is intended to power. The Company’s replacement rate is insignificant, and is therefore recorded when the warranty expense is incurred. If the Company determines that a shipment of product had a manufacturing defect, the Company has recourse with the manufacturer to recover the replacement costs incurred. The costs of isolated or individual instances of defects are borne by the Company. At December 31, 2008 and 2007, the Company has a warranty reserve of approximately $10,000.

Advertising costs

          Advertising costs are charged to operations when incurred. Advertising expense totaled approximately $281,000 and $209,000 for the years ended December 31, 2008 and 2007, respectively.

Shipping and Handling Costs

          Shipping and handling costs incurred for the receipt of inventory are charged to cost of sales in the accompanying statements of income.

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

          For the year ended December 31, 2008 the dilutive effects of 1,336,114 stock options and 300,000 warrants are excluded from the calculation of diluted net income per share as they are antidilutive. For the year ended December 31, 2007 the dilutive effects of 40,000 stock options are included in the diluted net income per share calculation and 1,269,364 stock options and 300,000 warrants are excluded from the calculation of diluted net income per share as they are antidilutive.

Fair Value of Financial Information

          The Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than carrying value of these financial instruments. The estimated fair value of cash equivalents, accounts receivable, prepaid expenses, other current assets, line-of-credit, accounts payable, and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. The estimated fair value of capital lease obligations approximates the carrying amounts since they bear market rates of interest. None of these instruments are held for trading purposes. Additionally, the Company has a cash flow hedge related to the line of credit. See disclosures regarding the fair value of the cash flow hedge in Note H. “Fair Value Measurements”.

Stock-Based Compensation and Restricted Stock

          The Company accounts for employee stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). Stock-based compensation expense recognized in the statements of income during the years ended December 31, 2008 and 2007 includes compensation expense for fully vested stock options and the amortization of partially vested stock-based payment awards. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

          The Company accounts for its restricted stock grant in accordance with EITF Issue No. 00-12 “Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee” and FASB 123(R) “Share-Based Payment”.

Accounting for Non-Employee Stock Options and Warrants

          The Company applies EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”), with respect to options and warrants issued to non-employees. EITF 96-18 requires the use of option valuation models to measure the fair value of the options and warrants at the measurement date.

Accounting for Derivative Activities

          The Company uses an interest rate swap agreement (see Note D) to limit exposure to changes in interest rates. The interest rate swap is a derivative financial instrument, which the Company accounts for pursuant to Statement of Financial Accounting Standards SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in fair value of derivative financial instruments are either recognized in other comprehensive income (a component of shareholders’ equity) or net income depending on whether the derivative is being used to hedge changes in cash flows or fair value. The Company has determined that changes in value of its interest rate swap should be accounted for as a cash flow hedge and recorded as other comprehensive income (loss) in shareholders’ equity if the cash flow hedge is effective or through the statement of income if ineffective.

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

Recent Accounting Pronouncements

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management is currently evaluating the effects of SFAS No. 161, but the standard is not expected to have a material impact on the Company’s financial statements.

          On January 1, 2008 the Company adopted SFAS No. 157, “Fair Value Measurements.” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. On December 14, 2007, the FASB issued FSP FAS 157-b which would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of SFAS

No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

          In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. The provisions of SFAS No. 141(R) are similar to those of SFAS No. 141; however, SFAS No. 141(R) requires companies to record most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination at “full fair value.” SFAS No. 141(R) also requires companies to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation and to expense acquisition costs as incurred. This statement applies to all business combinations, including combinations by contract alone. Further, under SFAS No. 141(R), all business combinations will be accounted for by applying the acquisition method. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company will apply the provisions of SFAS No. 141(R) to business combinations after December 31, 2008.

Reclassifications

          Certain 2007 amounts have been reclassified to conform to 2008 presentation.

NOTE C. INVENTORIES

          Inventories at December 31, 2008 and 2007 consist of the following:

	December 31,

	2008	2007

Battery and related inventory	$21,256,255	$20,330,701
Security related inventory	13,178,947	10,220,444
Electronic components inventory	3,227,648	1,988,012
Inventory obsolescence reserve	(358,350)	(193,780)

	$37,304,500	$32,345,377

NOTE D. LINE OF CREDIT

          The Company has a $30 million line of credit with Compass Bank which matures on July 5, 2012. The facility bears interest at LIBOR Index Rate plus a sliding range from 1.25% to 2.50% based on quarterly covenant performance. At December 31, 2008 that rate was 2.58%. The line of credit is due on demand and is secured by accounts receivable, inventories, and equipment. The line’s availability is based on a borrowing formula, which allows for borrowings equal to 85% of UPG’s eligible accounts receivable and a percentage of eligible inventory. In addition, the Company must maintain certain financial covenants including ratios on funded debt to EBITDA, as well as a fixed charge ratio. At December 31, 2008, approximately $14.4 million was outstanding under the line of credit and approximately $7 million remained available for borrowings under the line of credit based on the borrowing formula.

          As of December 31, 2008, the Company was in default of the loan agreement with Compass Bank as a result of its failure to satisfy certain financial and non-financial covenants. The Company also expects that it will be in default for the quarter ending March 31, 2009 as a result of its failure to satisfy certain financial covenants. This latter failure is attributable to the fact that the Company will incur charges of approximately $2.6 million in the first quarter of 2009 relating to the separation agreements with its former chief executive officer and independent sourcing agent that it entered into in that period (see Note L). Compass Bank has waived the events of default that existed at December 31, 2008 and those that the Company believes exist with respect to the quarter ended March 31, 2009. In addition Compass Bank intends to modify the relevant covenants such that the Company may be in compliance commencing with the quarter ending June 30, 2009.

Interest Rate Swap

          In June, 2008 the Company entered into an interest rate swap agreement which “locks-in” a fixed rate of 5.85% on the first $6.0 million outstanding under the line of credit, thus swapping the fixed rate for the current variable rate as calculated under the original loan agreements through its maturity date of July 5, 2012. The notional amount of the swap is $6.0 million and the term runs concurrent with the line of credit. The interest rate swap is accounted for as an effective cash flow hedge and the unrealized gains or losses related to the change in fair value are recorded in accumulated other comprehensive income (loss). The Company has recorded the fair value of the interest rate swap liability in the amount of $484,131 at December 31, 2008. The unrealized loss, net of income taxes totaling $164,605, of $319,526 has been recorded in accumulated other comprehensive loss at December 31, 2008.

NOTE E. NOTES PAYABLE TO ZUNICOM, INC.

          The Company has two notes payable, with an aggregate original principal amount of $5.85 million, issued to its former parent, Zunicom. The notes were issued in December 2006 immediately before the IPO. One note, in the original principal amount of $3 million, evidences a final dividend declared by the Company. The second note, in the original principal amount of $2.85 million, represents the value of Zunicom’s net operating losses that the Company used to offset its taxable income in the years prior to the IPO. The notes are unsecured obligations, maturing June 20, 2012. The notes bear interest at the rate of 6% per annum, payable quarterly, in arrears, the principal amount is being repaid in 16 equal quarterly installments of $365,625. Payment on these notes began in September 2008. The aggregate outstanding principal balance of the notes at December 31, 2008 was $5.1 million.

          Payments due to Zunicom at December 31, 2008 are as follows:

2009	$1,462,500
2010	1,462,500
2011	1,462,500
2012	731,250

Total	5,118,750
Less current portion	(1,462,500)

Non-current portion	$3,656,250

          During the years ended December 31, 2008 and 2007 the Company paid interest totaling $346,000 and $351,000, respectively, to Zunicom with respect to these notes.

NOTE F. INCOME TAXES

          Deferred tax assets and liabilities at December 31, 2008 and 2007 consist of the following:

	December 31,

	2008	2007

Deferred tax assets:
Inventory obsolescence	$121,839	$65,885
Allowance for doubtful accounts	388,692	43,986
Accrued liabilities	—	93,534
Interest rate swap	164,605	—
Severance compensation	49,975	—
Stock-based compensation	830,062	779,709

Current deferred tax asset	1,555,173	983,114

Non-current deferred tax liability	$(230,611)	$(24,455)

          The non-current deferred tax liability arises from the different useful lives and depreciation methods for depreciating assets for income tax purposes and financial reporting purposes.

          The Company’s provision for income taxes for the years ended December 31, 2008 and 2007 is comprised as follows:

	2008	2007

Current federal income tax expense	$1,051,619	$1,299,504
Current state income tax expense (benefit)	201,669	(173,359)
Deferred income tax expense (benefit)	(202,298)	64,841

Provision for income taxes	$1,050,990	$1,190,986

          The Company’s income tax expense for the years ended December 31, 2008 and 2007 differed from the statutory federal rate of 34 percent as follows:

	2008	2007

Statutory rate applied to income before income taxes	$774,221	$1,161,080
Amounts not deductible for income tax purposes	91,690	83,752
State income taxes, net of federal income tax effect	53,316	(53,846)
Change in prior year state income tax estimate	120,887	—
Other	10,876	—

Income tax expense	$1,050,990	$1,190,986

NOTE G. STOCK-BASED COMPENSATION

Stock options

          2006 Equity Incentive Compensation Plan

          In December, 2006, the Company adopted, and its shareholders approved and ratified, the 2006 Stock Option Plan (the “Plan”), the purpose of which is to attract and retain the personnel necessary for the Company’s success. The Plan gives the board of directors (the “Board”) the ability to provide incentives through grants of stock options, restricted stock awards and other types of equity-based incentive compensation awards to the Company’s key employees, consultants and directors (other than directors that are not compensated for their time by the Company or receive only a director’s fee). The Plan will be administered by the compensation committee of the board of directors. Except as may otherwise be provided in the Plan, the Board’s compensation committee (the “Compensation Committee”) will have complete authority and discretion to determine the terms of awards.

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

          In June, 2007 the Company’s shareholders approved an additional 250,000 common shares issuable under the Plan. In August, 2008 the Company’s shareholders approved an additional 500,000 common shares issuable under the Plan. A total of 2,000,000 shares of the Company’s common stock, representing 40% of the total number of shares issued and outstanding at December 31, 2008, are reserved for issuance under the Plan. If an award expires or terminates unexercised or is forfeited to the Company, or shares covered by an award are used to fully or partially pay the exercise price of an option granted under the Plan or shares are retained by the Company to satisfy tax withholding obligations in connection with an option exercise or the vesting of another award, those shares will become available for further awards under the Plan.

          At December 31, 2008, common shares reserved for future issuance include 2,000,000 shares issuable under the Plan, as well as 20,000 shares issuable outside the Plan and 300,000 shares issuable upon exercise of outstanding warrants described below. At December 31, 2008 there are 1,336,114 options outstanding under the Plan and 663,886 options are available for future grants.

          Valuation Assumptions

          The fair values of option awards granted under the Plan were estimated at the grant date using a Black-Scholes option pricing model with the following assumptions for the fiscal years ended December 31, 2008 and 2007:

	2008	2007

Weighted average assumptions used:
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.87%	4.57% - 4.68%
Expected volatility	17.00%	17.00% -18.00%
Expected life (in years)	5	5
Weighted average grant date fair value	$0.92	$0.67

          The Company has elected to use the calculated value method to estimate expected volatility in 2008 and 2007. As the stock of the Company became publicly traded in December, 2006 and has traded for a relatively short period time, it is not practicable for management to estimate the expected volatility of share price, or a peer company price because there is not sufficient historical information about volatility. The Company used historical volatility of the Dow Jones Small Cap Non-Durable Household Companies, which is representative of the Company’s size and industry. The Company has used the historical closing values of that index to estimate volatility which was calculated at 17%. The expected term considers the contractual term of the option as well as expectations for exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

          Stock Incentive Plan Summary

          Stock option activity under the Plan for the years ended December 31, 2008 and 2007 was as follows:

	Number of Shares	Weighted Average Exercise Price

Options outstanding at January 1, 2007	1,187,500	$7.00
Granted	102,500	$6.02
Exercised	—	$—
Canceled, forfeited or expired	(636)	$7.00

Options outstanding at December 31, 2007	1,289,364	$6.92
Granted	56,886	$3.85
Exercised	—	$—
Canceled, forfeited or expired	(10,136)	$7.00

Options outstanding at December 31, 2008	1,336,114	$6.79

          Stock Options Outstanding and Exercisable

          The following summarizes stock options outstanding under our 2006 Stock Option Plan at December 31, 2008:

Options Outstanding and Exercisable

Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)

$3.81	56,250	9.62
$4.48	40,000	7.97
$7.00	1,239,864	7.97

$3.81 - $7.00	1,336,114	8.04

          At December 31, 2008, the aggregate intrinsic value of options outstanding and exercisable was $0.

          At December 31, 2008, all outstanding options under the Plan were fully vested with no remaining unrecognized compensation expense.

          Non-Employee Stock Options

          On March 21, 2007, the Company issued stock options to non-employees to purchase 20,000 shares of the Company’s common stock at an exercise price of $7.00 per share vesting over the next three years and expiring December 19, 2016. These stock options were valued at approximately $6,300 using the Black-Scholes model and remain outstanding as of December 31, 2008.

          Warrants

          In connection with the IPO, the Company issued warrants to the underwriters to purchase 300,000 shares of the Company’s common stock at an exercise price of $ 8.40 per share. These warrants are exercisable at any time on or after December 20, 2008 and on or before December 19, 2011 and were valued at approximately $127,000 using the Black-Scholes model for valuation. All warrants remain outstanding as of December 31, 2008.

          Restricted Stock

          On June 25, 2007, Zunicom issued 645,133 shares of restricted stock to certain employees of UPG for past and future services. The fair value of the shares at the issue date was approximately $377,000. The Company is amortizing the fair value as compensation expense over the 48 month vesting period in accordance with EITF Issue No. 00-12 “Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee” and FASB 123(R) “Share-Based Payment”. Approximately $94,250 and $47,000 of compensation expense was recorded during 2008 and 2007, respectively.

NOTE H. FAIR VALUE MEASUREMENTS

          As discussed in Note B. “Summary of Significant Accounting Policies”, the Company adopted SFAS No. 157 on January 1, 2008, which among other things, requires enhanced disclosures about assets and liabilities measured at fair value on a recurring basis. The adoption of SFAS No. 157 was limited to financial assets and liabilities, which primarily relates to the Company’s derivative contract.

          SFAS No. 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions.

          The fair value hierarchy consists of the following three levels:

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

          The following table represents liabilities the Company has measured at fair value as of December 31, 2008 and the basis for that measurement:

	Total Fair Value Measurement December 31, 2008	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liabilities	$484,131	$—	$484,131	$—

The fair market value of the interest rate swap is measured using the discounted present value of the forecasted one month LIBOR, an observable input.

NOTE I. CREDIT CONCENTRATIONS AND SIGNIFICANT CUSTOMERS

          Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

          Cash, cash equivalents and restricted cash are at risk to the extent that they exceed Federal Deposit Insurance Corporation insured amounts of $250,000 per institution. At December 31, 2008 and 2007, the Company had cash and restricted cash accounts in excess of these limits.

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

          At December 31, 2008 and 2007, the Company had receivables due from Brink’s Home Security who comprised approximately 28% and 29%, respectively, of total trade receivables. During the years ended December 31, 2008 and

2007, Brink’s Home Security accounted for 35% and 41%, respectively, of net sales. The loss of Brink’s Home Security would materially decrease the Company’s net sales.

          A significant portion of the Company’s inventory purchases are from two suppliers, representing 38% and 36% for the year ended December 31, 2008, 42% and 34% for the year ended December 31, 2007. The Company purchased approximately 51% and 50%, respectively, of its product through domestic sources with the remainder purchased from international sources, predominately China, for the years ended December 31, 2008 and 2007. The majority of the Company’s international purchases were coordinated through an independent sourcing agent. In March 2009, in an effort to improve efficiencies within its sourcing channels, the Company entered into an agreement with its primary independent sourcing agent canceling its relationship with that agent. Under the agreement, the Company will pay its former sourcing agent a total of $2.565 million, including amounts owed with respect to purchases prior to the cancellation of the relationship, over a three-year period. The sourcing agent assigned to the Company all of his North American distribution rights on products manufactured by certain factories, including the Company’s primary battery supplier, and agreed to a three-year non-compete covenant. The Company does not believe that the cancellation of this relationship will impact its ability to source goods from its suppliers.

NOTE J. COMMITMENTS AND CONTINGENCIES

Litigation

          The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company’s financial position, operating results, or cash flows. However, there can be no assurance that such legal proceedings will not have a material impact.

Operating Leases

          The Company leases certain office and warehouse facilities and various vehicles and equipment under non-cancelable operating leases. On February 1, 2002, the Company entered into a lease for a warehouse facility. This lease was amended in 2003 and again in November, 2006. The amendment expanded the Company’s warehouse facilities by approximately 67,000 square feet to a total of approximately 216,000 square feet. The amended lease extends the Company’s terms through March 31, 2013 with monthly base payments beginning January 1, 2007 totaling approximately $38,800 for 2007, $41,900 for 2008 and 2009, $46,400 for 2010 through 2012, and $0 (zero) for the final three months, January 1, 2013 through March 31, 2013. The Company entered into a warehouse facility lease effective August 1, 2007 with monthly payments of approximately $6,000 through July 31, 2010. On April 30, 2008, the Company entered into a new lease agreement for 21,427 square feet of retail and warehouse space in Las Vegas, Nevada. The Company is leasing this space for approximately $13,600 per month beginning September 1, 2008 through August 31, 2011. Monthly base payments for the first two months was $0, for the next ten months is $13,607, for the second year is $14,151 and for the third year is $14,718. Vehicle and equipment leases mature on various dates through 2013. Minimum future payments on all leases for real and personal property as of December 31, 2008 are as follows:

Years ending December 31,

2009	$832,681
2010	901,871
2011	779,546
2012	641,022
2013	28,182
Thereafter	7,770

$3,191,072

          Rent expense for the years ended December 31, 2008 and 2007 totaled approximately $943,000 and $818,000, respectively.

Employment Agreements and Arrangements

          In December 2006 the Company entered into a three-year employment contract with Randy Hardin under which he served as the Company’s president and chief executive officer. Under that agreement, the Company agreed to pay Hardin, in addition to benefits generally available to all other executives of the company, a base salary plus an annual bonus equal to 10% of its audited pre-tax net income as adjusted, provided that its pre-tax net income exceeded a targeted amount established by the Board. The employment agreement also provided for a grant of options to acquire 475,000 shares of the Company’s common stock at the IPO price ($7.00 per share) and the use of a company-leased vehicle. For 2008, Hardin’s base salary was $242,000 and his bonus compensation was $178,707.

          On January 21, 2009 the Company entered into a Separation Agreement with Hardin terminating his employment agreement. Under the Separation Agreement the Company agreed to continue to pay Hardin his annual base salary and to reimburse him for the costs of his healthcare insurance coverage through January 21, 2011 (the “Restricted Period”) to the same extent it paid for such insurance immediately prior to the termination of his employment agreement. In consideration therefore, Hardin agreed that he will not during the Restricted Period (i) compete with the Company in any of its lines of business including the battery and related power a accessory supply and distribution business and its third party logistics services business; (ii) solicit or hire any of its employees; or (iii) encourage any person or entity that has an existing business relationship with the Company to curtail or cancel its relationship with the Company. In addition, Hardin agreed not to disclose any of its confidential or proprietary information. The total cost under the Separation Agreement to the Company, approximately $513,000, will be recorded as an expense in the first quarter of 2009.

          In December 2006 the Company entered into a three-year employment contract with Ian Edmonds under which he serves as the Company’s executive vice-president and chief operating officer. Under the agreement, Edmonds receives, in addition to benefits generally available to all other employees, an annual salary, an annual bonus based on company performance and his individual performance that is completely at the discretion of the Board, an initial grant of options to acquire 356,250 shares of its common stock and a company leased vehicle. For 2008, Edmonds base salary was $214,500 and his bonus was $58,000.

          In December 2006, the Company entered into a three-year employment contract with Mimi Tan, under which she serves as the Company’s senior vice-president of business development and marketing and corporate secretary. Under the agreement, Tan receives, in addition to benefits generally available to all other employees, an annual salary and an annual bonus based on company performance and her individual performance that is completely at the discretion of the Board. In 2008, Tan’s base salary was $166,113 and her bonus was $46,000.

NOTE K. EMPLOYEE BENEFIT PLAN

          The Company established and continues to maintain a 401(k) Plan intended to qualify under sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. All employees who are at least 18 years of age are eligible to participate in the plan. There is no minimum service requirement to participate in the plan. Under the plan, an eligible employee can elect to defer from 1% to 85% of his salary. The Company may, at its sole discretion, contribute and allocate to plan participant’s account a percentage of the plan participant’s contribution. There were no Company contributions for the years ended December 31, 2008 and 2007.

NOTE L. SUBSEQUENT EVENTS

          In January 2009, the Company completed the acquisition of a line of outdoor hunting and recreational products, including all tangible and intangible assets relating thereto, marketed under the brand name “Monarch”. The total purchase price was $1 million.

          In January 2009, Randy Hardin, the Company’s chief executive officer resigned. Hardin will receive aggregate payments of approximately $513,000 over a two-year period, which includes health insurance costs over that period. Ian Edmonds, the Company’s executive vice president and chief operating officer, was appointed chief executive officer on an interim basis.

          In March 2009, in an effort to improve efficiencies within its sourcing channels, the Company entered into an agreement with its primary independent sourcing agent, cancelling its relationship with that agent. Under the agreement, the Company will pay its former sourcing agent a total of $2.565 million, including amounts owed with respect to purchases prior to the cancellation of the relationship, over a three-year period. The sourcing agent assigned to the Company all of his North American distribution rights on products manufactured by certain factories, including the Company’s primary battery supplier, and agreed to a three-year non-compete covenant.