Form 10-Q
period 2009-03-31
UNIVERSAL POWER GROUP INC.
filed 2009-05-15
CIK 1372000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

Commission file number: 001-33207

Universal Power Group, Inc.
(Exact name of registrant as specified in its charter)

TEXAS	75-1288690
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1720 Hayden Drive, Carrollton, Texas	75006
(Address of principal executive offices)	(Zip Code)

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
      Yes ☑       No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
      Yes ☐       No ☐

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
     Yes ☐ No ☑

     As of May 11, 2009, 5,000,000 shares of Common Stock were outstanding.

(i)

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

     UNIVERSAL POWER GROUP, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS

	March 31,	December 31,
	2009	2008

CURRENT ASSETS
Cash and cash equivalents	$523,391	$326,194
Restricted cash	—	900,000
Accounts receivable:
Trade, net of allowance for doubtful accounts of
$1,207,746 and $1,143,213	12,704,173	12,423,279
Other	48,798	50,303
Inventories – finished goods, net of allowance for
obsolescence of $401,000 and $358,350	35,183,233	37,304,500
Current deferred tax asset (net of valuation allowance of
$768,324 and $0)	1,464,811	1,555,173
Income tax receivable	—	193,386
Prepaid expenses and other current assets	899,512	880,528
Total current assets	50,823,918	53,633,363

PROPERTY AND EQUIPMENT
Logistics and distribution systems	1,795,935	1,795,935
Machinery and equipment	1,016,876	651,916
Furniture and fixtures	436,424	436,424
Leasehold improvements	388,334	388,334
Vehicles	210,418	155,630
	3,847,987	3,428,239
Less accumulated depreciation and amortization	(1,574,077)	(1,407,712)

Net property and equipment	2,273,910	2,020,527

OTHER ASSETS	305,078	86,879

TOTAL ASSETS	$53,402,906	$55,740,769

The accompanying footnotes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	December 31,
	2009	2008

CURRENT LIABILITIES
Line of credit	$17,191,833	$14,351,775
Current portion of note payable	11,507	—
Accounts payable	10,530,145	16,418,768
Accrued liabilities	554,849	200,100
Interest rate swap liability	478,937	484,131
Current portion of notes payable to Zunicom, Inc.	1,462,500	1,462,500
Current portion of settlement expenses	840,244	—
Current portion of deferred rent	66,998	57,984
Total current liabilities	31,137,013	32,975,258

LONG TERM LIABILITIES
Notes payable to Zunicom, Inc., less current portion	3,290,625	3,656,250
Note payable, less current portion	25,704	—
Settlement expenses, less current portion	1,655,938	—
Non-current deferred tax liability	220,240	230,611
Deferred rent, less current portion	143,612	168,317
Total long term liabilities	5,336,119	4,055,178

TOTAL LIABILITIES	36,473,132	37,030,436

COMMITMENTS

SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, 50,000,000 shares
authorized, 5,000,000 shares issued and outstanding	50,000	50,000
Additional paid-in capital	15,495,747	15,529,783
Retained earnings	1,700,125	3,450,076
Accumulated other comprehensive loss	(316,098)	(319,526)
Total shareholders’ equity	16,929,774	18,710,333

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$53,402,906	$55,740,769

The accompanying footnotes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Net sales	$27,688,923	$29,524,256
Cost of sales	22,731,159	25,050,198
Gross profit	4,957,764	4,474,058

Operating expenses	3,634,890	3,300,161
Settlement expenses	2,529,345	—
Total operating expenses	6,164,235	3,300,161

Operating income (loss)	(1,206,471)	1,173,897

Interest expense (including $75,729 and $86,548 to
Zunicom, Inc.)	(247,550)	(254,315)

Income (loss) before provision for income taxes	(1,454,021)	919,582
Provision for income taxes	(295,930)	(362,928)
Net income (loss)	$(1,749,951)	$556,654
Net income (loss) per share
Basic	$(0.35)	$0.11
Diluted	$(0.35)	$0.11
Weighted average number of shares outstanding
Basic	5,000,000	5,000,000
Diluted	5,000,000	5,000,000

The accompanying footnotes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,749,951)	$556,654
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization of property and
equipment	195,456	130,768
Provision for bad debts	90,000	32,165
Provision for obsolete inventory	60,000	80,000
Deferred income taxes	79,992	(21,418)
Stock-based compensation	(34,036)	24,090
Changes in operating assets and liabilities:
Accounts receivable – trade	(345,559)	(1,508,545)
Accounts receivable – other	1,505	10,869
Inventories	2,325,511	969,767
Prepaid expenses and other current assets	(18,984)	(188,135)
Income tax receivable	193,386	—
Other assets	—	18,335
Accounts payable	(5,889,800)	(472,547)
Accrued liabilities	352,982	387,801
Settlement expenses	2,496,182	—
Deferred rent	(15,691)	(17,834)
Net cash provided by (used in) operating activities	(2,259,007)	1,970

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(24,884)	(68,821)
Net cash paid in Monarch acquisition	(892,000)	—
Change in restricted cash	900,000	—
Net cash used in investing activities	(16,884)	(68,821)

CASH FLOWS FROM FINANCING ACTIVITIES
Net activity on line of credit	2,840,058	(137,612)
Payment on notes to Zunicom, Inc.	(365,625)	—
Payments on note and capital lease obligations	(1,345)	(3,157)
Net cash provided by (used in) financing activities	2,473,088	(140,769)

Net increase (decrease) in cash and cash equivalents	197,197	(207,620)
Cash and cash equivalents at beginning of period	326,194	691,288
Cash and cash equivalents at end of period	$523,391	$483,668

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$9,571	$22,971
Interest paid	$246,929	$254,315

SUPPLEMENTAL SCHEDULE OF NONCASH
FINANCING AND INVESTING ACTIVITIES
Purchase of equipment with a note payable	$38,556	$—

The accompanying footnotes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

     The consolidated interim unaudited financial statements of Universal Power Group, Inc. (“UPG” or the “Company”) included in this quarterly report have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three month period ended March 31, 2009. The results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year. The unaudited financial statements included in this filing should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2008.

     Recent Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standard (“SFAS”) 141(R), Business Combinations, effective January 1, 2009. SFAS 141(R) establishes requirements for an acquirer to record the assets acquired, liabilities assumed, and any related non-controlling interests related to the acquisition of a controlled subsidiary, measured at fair value, as of the acquisition date. SFAS 141(R) did not otherwise have an effect on the Company’s historical financial statements, but does affect the way the Company accounts for acquisitions after the effective date.

Accounting for Derivative Activities

     The Company uses an interest rate swap agreement (see Note E) to limit exposure to changes in interest rates. The interest rate swap is a derivative financial instrument, which the Company accounts for pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in fair value of derivative financial instruments are recognized either in other comprehensive income (loss) (a component of shareholders' equity) or net income (loss) depending on whether the derivative is being used to hedge changes in cash flows or fair value. The Company has determined that changes in value of its interest rate swap should be accounted for as a cash flow hedge and recorded as other comprehensive income (loss) in shareholders’ equity if the cash flow hedge is effective or through the statement of operations if ineffective.

NOTE B — ORGANIZATION

     UPG, a Texas corporation, is a distributor and supplier of batteries and related power accessories to a diverse range of industries and a provider of third-party fulfillment and logistics services and other value-added solutions. The Company’s primary logistics center is located in Carrollton, Texas and regional logistic centers are located in Oklahoma City, Oklahoma, Las Vegas, Nevada and Columbus, Georgia. The Company’s customers are primarily located in the United States. A small portion of the Company’s sales are to customers located in the United Kingdom, Australia, Ireland, China and Canada.

     Until December 20, 2006, the Company was a wholly-owned consolidated subsidiary of Zunicom, Inc. (“Zunicom”), a Texas corporation, whose stock is traded on the OTC Bulletin Board under the symbol “ZNCM.OB.” On December 20, 2006, the U.S. Securities and Exchange Commission declared effective a registration statement filed by the Company registering the sale of 3,000,000 shares of its common stock of which 1,000,000 were owned by Zunicom (the “IPO”). As a result of the IPO, Zunicom’s interest in the Company was reduced to 40%. Zunicom no longer owns a controlling interest in UPG; however, as the largest shareholder, Zunicom does have significant influence over UPG.

     In January 2009, the Company formed a limited liability company under the name Monarch Outdoor Adventures d/b/a Monarch Hunting (“Monarch”), through which it acquired all of the tangible and intangible assets of a business for approximately $892,000 (see Note J). Monarch is a manufacturer and retailer of high-quality hunting products including battery and solar powered deer feeders, hunting blinds, stands and accessories. Monarch is located in Arlington, Texas and has customers throughout the United States.

NOTE C — STOCK-BASED COMPENSATION

     At March 31, 2009, common shares reserved for future issuance include 2,000,000 shares issuable under the 2006 Stock Option Plan, 20,000 shares issuable upon exercise of options not granted under the 2006 Stock Option Plan and 300,000 shares issuable upon exercise of outstanding warrants. At March 31, 2009, there are 1,335,478 options outstanding under the 2006 Stock Option Plan, and 664,522 options are available for future grants.

     There were no options granted during the three months ended March 31, 2009 or during the three months ended March 31, 2008. There were 636 options forfeited during the three months ended March 31, 2009.

UNIVERSAL POWER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE C — STOCK-BASED COMPENSATION (CONTINUED)

     At March 31, 2009, the aggregate intrinsic value of options outstanding and exercisable was $0.

     At March 31, 2009, all outstanding options under the 2006 Stock Option Plan were fully vested with no remaining unrecognized compensation expense.

     Stock-based compensation expense recognized in the statements of operations for the three months ended March 31, 2009 and 2008 includes compensation expense for fully vested and amortization of partially vested stock-based payment awards granted prior to March 31, 2009 and March 31, 2008, respectively.

     On June 25, 2007, Zunicom issued 645,133 shares of restricted stock to certain employees of UPG for past and future services. In January 2009, 227,229 shares of restricted stock were forfeited and $49,842 of compensation that had previously been expensed was reversed as actual forfeitures indicated that a change to previous estimates was appropriate. The fair value of the 417,904 shares remaining at March 31, 2009 of $137,511 is being amortized over the 28 month remaining vesting period in accordance with EITF Issue No. 00-12 “Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee” and FASB 123(R) “Share-Based Payment”.

     On March 21, 2007, the Company issued stock options to non-employees to purchase 20,000 shares of the Company’s common stock at an exercise price of $7.00 per share vesting over the next three years and expiring December 19, 2016. These stock options remain outstanding as of March 31, 2009.

NOTE D — NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.

     Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. The Company’s common stock equivalents include all common stock issuable upon the exercise of outstanding stock options and warrants.

     For the three month period ended March 31, 2009, 1,355,478 stock options and 300,000 warrants are excluded from the calculation as they are antidilutive. For the three month period ended March 31, 2008, 1,288,728 stock options and 300,000 warrants are excluded from the calculation as they are antidilutive.

NOTE E — LINE OF CREDIT

     The Company has a $30 million line of credit with Compass Bank, which matures on July 5, 2012. The facility bears interest at LIBOR Index Rate plus a sliding range from 1.25% to 2.50% based on quarterly covenant performance. At March 31, 2009, that rate was 2.45% . The line of credit is due on demand and is secured by accounts receivable, inventories, and equipment. The line's availability is based on a borrowing formula which allows for borrowings equal to 85% of the Company’s eligible accounts receivable and a percentage of eligible inventory. In addition, the Company must maintain certain financial covenants including ratios on funded debt to EBITDA, as well as a fixed charge ratio. At March 31, 2009, approximately $17.2 million was outstanding under the line of credit and approximately $3.5 million remained available for borrowings under the line of credit based on the borrowing formula. As of March 31, 2009, the Company was in default of the loan agreement with Compass Bank as a result of its failure to satisfy certain financial covenants. This failure is attributable to the fact that the Company incurred charges of approximately $2.5 million in the first quarter of 2009 relating to the separation agreements with its former chief executive officer and independent sourcing agent (see Note I). Compass Bank has waived the events of default at March 31, 2009 and intends to amend the covenant requirements with respect to the financial impact of these two events such that the Company may be in compliance commencing with the quarter ending June 30, 2009.

     In June 2008, the Company entered into an interest rate swap agreement which “locks-in” a fixed rate of 5.85%, thus swapping the fixed rate for the current variable rate as calculated under the original loan agreements through its maturity date of July 5, 2012. The notional amount of the swap is $6.0 million and the term runs concurrent with the line of credit. The interest rate swap is accounted for as an effective cash flow hedge and the unrealized gains or losses related to the change in fair value are recorded in accumulated other comprehensive income (loss). The Company has recorded the fair value of the interest rate swap liability in the amount of $478,937 at March 31, 2009. The unrealized loss, net of income taxes totaling $162,839, of $316,098 has been recorded in accumulated other comprehensive loss at March 31, 2009.

NOTE F — FAIR VALUE MEASUREMENTS

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

UNIVERSAL POWER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE F — FAIR VALUE MEASUREMENTS (CONTINUED)

     The fair value hierarchy consists of the following three levels:

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

  Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

     The following table represents liabilities the Company has measured at fair value as of March 31, 2009 and the basis for that measurement:

		Quoted Prices	Significant
	Total	in Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	Measurement	Identical Asset	Inputs	Inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Derivative liabilities	$478,937	$—	$478,937	$—

The fair market value of the interest rate swap is measured using the discounted present value of the forecasted one-month LIBOR, an observable input.

NOTE G — CONCENTRATIONS

     At March 31, 2009 and 2008, the Company had receivables due from Brink’s Home Security in the amount of approximately $5.0 million. During the three months ended March 31, 2009 and 2008, Brink’s Home Security accounted for 35% and 36%, respectively, of net sales. The loss of Brink’s Home Security would have a material adverse impact on the Company’s operations and financial condition.

NOTE H — LEGAL PROCEEDINGS

     The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company’s financial position, operating results, or cash flows. However, there can be no assurance that such legal proceedings will not have a material impact.

NOTE I – SETTLEMENT AGREEMENT

     In the first quarter of 2009, the Company entered into a settlement agreement with its former chief executive officer relating to his resignation as an officer and director of the Company. In addition, the Company entered into an agreement with its former principal independent sourcing agent cancelling the Company’s relationship with such agent. The total amount due under both agreements is $3.1 million. Of this amount, $0.5 million of the settlement with the sourcing agent has been applied to an existing payable balance related to prior year inventory purchases, an aggregate of $2.5 million was expensed as settlement expense in the first quarter of 2009 and an aggregate of $0.1 million will be expensed as interest over the term of the agreements. The payments due to the former chief executive officer are payable over a two-year period beginning in January 2009 and the payments to the former sourcing agent are due over a three-year period beginning in March 2009. Except for the interest expense, which will be amortized over the respective terms of the agreements, the Company does not expect to incur any additional costs in connection with these settlement agreements.

NOTE J — BUSINESS COMBINATION

     In January 2009, the Company completed the acquisition of a line of outdoor hunting and recreational products, including all tangible and intangible assets relating thereto, marketed under the brand name “Monarch”, for a total net purchase price of $892,000. Approximate fair values of assets acquired are as follows: receivables and inventory of $0.3 million, property and equipment of $0.4 million, and intangible assets of $0.2 million.

NOTE K — INCOME TAXES

     The Company’s effective tax rate for the three months ended March 31, 2009 was higher than expected as a result of recording a valuation allowance of $0.8 million on a portion of the Company’s deferred tax asset related to stock based compensation. The valuation allowance was established to reduce the deferred tax asset to the amount expected to be realized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

     This report includes forward-looking statements as the term is defined in the Private Securities Litigation Reform Act of 1995 or by the U.S. Securities and Exchange Commission (“SEC”) in its rules, regulations and releases, regarding, among other things, all statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC (“Annual Report”) and elsewhere in this report. In addition, our past results of operations do not necessarily indicate our future results.

     Other sections of this report may include additional factors which could adversely affect our business and financial performance. Moreover, the third-party logistics services business and the battery and related power accessory supply and distribution business are highly competitive and rapidly changing. New risk factors emerge from time to time and it is not possible for us to anticipate all the relevant risks to our business, and we cannot assess the impact of all such risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statements. Those factors include, among others, those matters disclosed as Risk Factors in our Annual Report.

     Except as otherwise required by applicable laws and regulations, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in our Annual Report, whether as a result of new information, future events, changed circumstances or any other reason. Neither the Private Securities Litigation Reform Act of 1995 nor Section 27A of the Securities Act of 1933 provides any protection to us for statements made in this report. You should not rely upon forward-looking statements as predictions of future events or performance. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Overview

     The first quarter of 2009 was a challenging one for us. Our chief executive officer, Randy Hardin, resigned. In addition, the recession certainly had an impact as revenues were down 6% compared to the comparable 2008 period. On the other hand, there were a number of positive developments in the quarter:

  Gross profit margin increased 2.7% from 15.2% in the first quarter of 2008 to 17.9% in the first quarter of 2009.

  Although we reported a net operating loss of $1.2 million in the first quarter of 2009 compared to net operating income of $1.2 million in the first quarter of 2008, the loss was attributable to settlement expenses of $2.5 million incurred in the first quarter of 2009. These charges relate to the settlement agreement that we entered into with Randy Hardin in connection with his resignation and with the agreement we entered into with our principal independent sourcing agent in connection with the termination of our relationship with him. Excluding settlement charges, our operating income was slightly more than $1.3 million, an increase of approximately $150,000 over net operating income for the first quarter of 2008.

     Reconciliation of GAAP Operating Income to Adjusted Operating Income (Unaudited)

     The following table reconciles GAAP Operating Income, as reported, to Non-GAAP operating income. We believe that NON-GAAP operating income, which is generally operating income less costs related to settlement agreements, represents our operating efficiency. Non-GAAP operating income, which is a non-GAAP financial measure, should not be considered an alternative to, or more meaningful than, net income prepared on a GAAP basis. Additionally, Non-GAAP operating income may not be comparable to similar metrics used by others in the industry.

Financial Summary (Non-GAAP)
(unaudited)

	Three Months Ended March 31,
	2009	2008

GAAP TO NON-GAAP RECONCILIATION
Operating expenses	$3,634,890	$3,300,161
Settlement expenses	2,529,345	—
Total operating expenses	6,164,235	3,300,161
Operating income (loss)	$(1,206,471)	$1,173,897

NON-GAAP measures to exclude settlement expenses from operating expenses
NON-GAAP operating expenses	$3,634,890	$3,300,161
NON-GAAP operating income	$1,322,874	$1,173,897

  We closed on the acquisition of the Monarch assets, principally a line of products used in connection with outdoor sporting activities such as hunting and fishing, including all the intellectual property related thereto. Although Monarch’s contribution to first quarter operating results was immaterial, we believe that the Monarch acquisition will help grow outdoor sporting line of products. Historically, sales of the Monarch products are strongest in the third and fourth quarters.

  We combined our expertise in portable power products and accessories under a licensing agreement with Eveready Battery Company, Inc., a division of Energizer Holdings, Inc., to develop, market and sell Energizer-branded automotive battery chargers and maintainers, power inverters and automotive jumpstarters. Early this year, we introduced concept models at the Consumer Electronics Show in Las Vegas, Nevada. This partnership adds another well-known brand to our strong roster of relationships.

  In February, we launched our Adventure Power® series at the International Powersports Dealer Expo in Indianapolis, a complete line of batteries designed for motorcycles, scooters, ATVs, personal watercrafts, snowmobiles, and American V-Twins. This line is a further extension of our battery and power accessory product offerings that we believe will allow for greater penetration into the power sports and recreational market.

Results of Operations

     The following table compares our statement of operations data for the three months ended March 31, 2009 and 2008. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the nature of revenues (sales of batteries and other power accessory products versus logistics or value added services) and the relative mix of products sold (batteries versus other power supply products), which can vary from quarter to quarter, as well as the state of the general economy. In addition, our operating results in future periods may also be affected by acquisitions.

		Three months ended March 31,
	2009		2008
	Amount	Percentage	Amount	Percentage
	(dollars in thousands)
Net sales	$27,689	100.0%	$29,524	100.0%
Cost of sales	22,731	82.1%	25,050	84.8%
Gross profit	4,958	17.9%	4,474	15.2%
Operating expenses	3,635	13.1%	3,300	11.2%
Settlement expenses	2,529	9.1%	—	0%
Total operating expenses	6,164	22.3%	3,300	11.2%
Operating income (loss)	(1,206)	(4.4%)	1,174	4.0%
Interest expense, net	(248)	(0.9%)	(254)	(0.9%)
Income (loss) before provision for
income taxes	(1,454)	(5.3%)	920	3.1%
Provision for income taxes	(295)	(1.1%)	(363)	(1.2%)
Net income (loss)	$(1,749)	(6.3%)	$557	1.9%

For the three months ended March 31, 2009 and 2008

     Sales

     For the three month period ended March 31, 2009, we had consolidated sales of $27.7 million compared to $29.5 million for 2008, a decrease of $1.8 million or 6.2%. Sales to Brinks Home Security and its authorized dealers were $12.5 million compared to $13.5 million in 2008, a decrease of 7.0% . As most of this business relates to residential security systems, we attribute this decrease to the overall slowdown in the growth of residential construction. Sales to customers other than Brinks Home Security and its authorized dealers decreased to $15.1 million in 2009 from $16.0 million in 2008, or 5.6%, which reflects the slowdown in the general economy.

     Cost of sales

     For the three month period ended March 31, 2009, our cost of sales decreased to $22.7 million compared to $25.1 million for 2008, a decrease of $2.3 million, or 9.3% . Cost of sales as a percentage of sales decreased to 82.1% compared to 84.8% for 2008 as a result of a larger sales volume on certain products in our core business which offset a decrease in sales to Brinks and its authorized dealers as well as cost decreases on raw materials in the first quarter 2009.

     Operating expenses

     For the three month period ended March 31, 2009, our operating expenses, consisting of selling, general and administrative expenses as well as depreciation and amortization expenses, increased by approximately $0.3 million, or 10.1%, compared to the first quarter of 2008. Of this increase, $0.05 million is attributable to the cost of acquiring Monarch, $0.16 million is attributable to operating expenses for Monarch and $0.09 million is attributable to increased marketing expenses.

     Settlement expenses

     In the first quarter of 2009, we entered into a settlement agreement with our former chief executive officer relating to his resignation as an officer and director. In addition, we entered into an agreement with our former principal independent sourcing agent cancelling our relationship with such agent. The total amount due under both agreements is $3.1 million. Of this amount, $0.5 million of the settlement with the sourcing agent was applied to an existing payable balance related to prior year inventory purchases, an aggregate of $2.5 million was expensed as settlement expense in the first quarter of 2009 and an aggregate of $0.1 million will be expensed as interest over the term of the agreements. The payments due to the former chief executive officer are payable over a two-year period beginning in January 2009 and the payments to the former sourcing agent are due over a three-year period beginning in March 2009. Except for the interest expense, which will be amortized over the respective terms of the agreements, we do not expect to incur any additional costs in connection with these settlement agreements.

     Interest expense

     Our interest expense totaled approximately $248,000 for the three month period ended March 31, 2009 compared to $254,000 for 2008, a decrease of approximately $7,000. The average outstanding loan balance on the line of credit for the 2009 and 2008 periods was $16.3 million and $10.8 million, respectively, and the weighted average interest rates during the two periods was 3.99% and 5.22%, respectively.

     Income taxes

     Our effective tax rate was higher than expected for the three month period ended March 31, 2009 as a result of recording a valuation allowance of $0.8 million on a portion of our deferred tax asset related to stock based compensation. The valuation allowance was established to reduce the deferred tax asset to the amount expected to be realized.

     Liquidity

     We had cash and cash equivalents of approximately $0.5 million and $0.5 million at March 31, 2009 and, 2008, respectively.

     We have a $30 million line of credit with Compass Bank which matures on July 5, 2012. The facility bears interest at LIBOR Index Rate plus a sliding range from 1.25% to 2.50% based on quarterly covenant performance. At March 31, 2009 that rate was 2.45%. The line of credit is due on demand and is secured by accounts receivable, inventories, and equipment. The line's availability is based on a borrowing formula which allows for borrowings equal to 85% of our eligible accounts receivable and a percentage of eligible inventory. In addition, we must maintain certain financial covenants including ratios on funded debt to EBITDA, as well as a fixed charge ratio. At March 31, 2009, approximately $17.2 million was outstanding under the line of credit and approximately $3.5 million remained available for borrowings under the line of credit based on the borrowing formula. As of March 31, 2009, we were in default of the loan agreement with Compass Bank as a result of our failure to satisfy certain financial covenants. This failure is attributable to the fact that we incurred charges of approximately $2.5 million in the first quarter of 2009 relating to the separation agreements with our former chief executive officer and independent sourcing agent. Compass Bank has waived the events of default at March 31, 2009 and intends to amend the covenant requirements with respect to the financial impact of these two events such that we may be in compliance commencing with the quarter ending June 30, 2009.

     For the three-month period ended March 31, 2009, net cash used in operating activities was approximately $2.3 million compared to a nominal amount provided in operating activities for the three month period ended March 31, 2008. The net cash used in operating activities is due primarily to net loss of approximately $1.7 million and a decrease in accounts payable of approximately $5.9 million, offset by a decrease of approximately $2.3 million in inventories and $0.2 million in income tax receivable, accrued settlement expenses of $2.5 million, non-cash charges for depreciation, amortization, provision for bad debts and obsolete inventory, deferred taxes and stock-based compensation totaling approximately $0.4 million, and an increase of approximately $0.3 million in accrued liabilities.

     Cash used in investing activities for the three month period ended March 31, 2009 was approximately $17,000 compared to cash used of $70,000 for the period ended March 31, 2008. The cash used was for purchases of property and equipment as well as the purchase of the Monarch assets, offset by the change in restricted cash previously set aside for the acquisition.

     Net cash provided by financing activities for the three month period ended March 31, 2009 was approximately $2.5 million compared to cash used of $0.1 million for the similar period in 2008. The net cash provided by financing activities for 2009 included approximately $2.8 million in net borrowings on our line of credit and a $0.4 million reduction in our notes payable to Zunicom, Inc.

     We believe that cash provided by operations and cash available under our line of credit will be sufficient to meet our operational needs over the next year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As a smaller reporting company, we are not required to provide the information required by this item.

Item 4T. Controls and Procedures

     Management, with the participation of our interim chief executive officer/chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our interim chief executive officer/chief financial officer has concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our interim chief executive/chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits

     The following exhibits are furnished as part of this report or incorporated herein as indicated.

Exhibit No.	Description
3(i)	Amended and Restated Certificate of Formation (including Amended and Restated Articles of Incorporation) (1)
3(ii)	Amended and Restated Bylaws (1)
4.1	Specimen stock certificate (1)
4.2	Form of representatives’ warrant (1)
10.1(a)**	Form of 2006 Stock Option Plan (1)
10.1(b)	Form of Stock Option Agreement (1)
10.1(c)**	Amendment to the 2006 Stock Option Plan(6)
10.2	Separation Agreement between UPG and Randy Hardin(2)
10.3**	Form of Ian Edmonds Employment Agreement (1)
10.4**	Form of Mimi Tan Employment Agreement (1)
10.5	Amended and Restated Revolving Credit and Security Agreement with Compass Bank dated June 19, 2007 (1)
10.6	Asset Purchase Agreement for Monarch Hunting Products dated September 19, 2008. (5)
10.7	Real Property Lease for 1720 Hayden Drive, Carrollton, Texas (1)
10.8	Real Property Lease for 11605-B North Santa Fe, Oklahoma City, Oklahoma (1)
10.9	Real Property Lease for Las Vegas, Nevada (1)
10.10	Termination Agreement with Stan Battat a/b/a Import Consultants(3)
10.11(a)	Form of Promissory Note in the amount of $2,850,000 payable to Zunicom (1)
10.11(b)	Form of Promissory Note in the amount of $3,000,000 payable to Zunicom (1)
10.13	Third Party Logistics & Purchase Agreement, dated as of November 3, 2008, with Brinks Home Security, Inc. (4)
23.1	Consent of KBA Group LLP (6)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
**	Management Contract, compensatory plan or arrangement.
(1)	Incorporated by reference to the Exhibit with the same number to our Registration Statement on Form S-1 (SEC File No. 333-137265) effective as of December 20, 2006.
(2)	Incorporated by reference to Exhibit 10.1 to our Current report on Form 8-K filed on January 23, 2009.
(3)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 17, 2009.
(4)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2008.
(5)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 25, 2008.
(6)	Incorporated by reference to Exhibit 10.1(c) to our Annual Report on Form 10-K for the year ended December 31, 2008.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Power Group, Inc.

Date: May 15, 2009	/s/Ian Edmonds
Ian Edmonds
Interim President and Chief Executive Officer
(Principal Executive Officer)

/s/Ian Edmonds
Ian Edmonds
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)