Form 10-Q
period 2009-06-30
UNIVERSAL POWER GROUP INC.
filed 2009-08-14
CIK 1372000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-33207

Universal Power Group, Inc.
(Exact name of registrant as specified in its charter)

TEXAS	75-1288690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1720 Hayden Drive, Carrollton, Texas	75006
(Address of principal executive offices)	(Zip Code)

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
          Yes ☐           No ☑

          As of August 10 2009, 5,000,000 shares of Common Stock were outstanding.

(i)

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

UNIVERSAL POWER GROUP, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS

	June 30, 2009	December 31, 2008

CURRENT ASSETS
Cash and cash equivalents	$345,539	$326,194
Restricted cash	—	900,000
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1,254,977 and $1,143,213	13,823,360	12,423,279
Other	44,539	50,303
Inventories – finished goods, net of allowance for obsolescence of $503,138 and $358,350	30,288,438	37,304,500
Current deferred tax asset (net of valuation allowance of $768,324 and $0)	1,582,509	1,555,173
Income tax receivable	—	193,386
Prepaid expenses and other current assets	1,065,414	880,528

Total current assets	47,149,799	53,633,363

PROPERTY AND EQUIPMENT
Logistics and distribution systems	1,795,935	1,795,935
Machinery and equipment	1,023,097	651,916
Furniture and fixtures	436,424	436,424
Leasehold improvements	388,334	388,334
Vehicles	210,418	155,630

	3,854,208	3,428,239
Less accumulated depreciation and amortization	(1,741,567)	(1,407,712)

Net property and equipment	2,112,641	2,020,527

OTHER ASSETS	275,987	86,879

TOTAL ASSETS	$49,538,427	$55,740,769

The accompanying footnotes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2009	December 31, 2008

CURRENT LIABILITIES
Line of credit	$14,497,938	$14,351,775
Current portion of note payable	8,700	—
Accounts payable	8,817,024	16,418,768
Accrued liabilities	1,009,667	200,100
Interest rate swap liability	374,931	484,131
Current portion of notes payable to Zunicom, Inc.	1,462,500	1,462,500
Current portion of settlement expenses	930,984	—
Current portion of deferred rent	75,469	57,984

Total current liabilities	27,177,213	32,975,258

LONG TERM LIABILITIES
Notes payable to Zunicom, Inc., less current portion	2,925,000	3,656,250
Note payable, less current portion	26,456	—
Settlement expenses, less current portion	1,459,792	—
Non-current deferred tax liability	203,953	230,611
Deferred rent, less current portion	119,450	168,317

Total long term liabilities	4,734,651	4,055,178

TOTAL LIABILITIES	31,911,864	37,030,436

COMMITMENTS

SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding	50,000	50,000
Additional paid-in capital	15,511,553	15,529,783
Retained earnings	2,312,464	3,450,076
Accumulated other comprehensive loss	(247,454)	(319,526)

Total shareholders’ equity	17,626,563	18,710,333

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,538,427	$55,740,769

The accompanying footnotes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Net sales	$27,947,335	$30,199,945	$55,636,258	$59,724,201
Cost of sales	22,992,882	25,684,726	45,724,041	50,734,924

Gross profit	4,954,453	4,515,219	9,912,217	8,989,277

Operating expenses	3,786,800	3,470,952	7,421,691	6,771,113
Settlement expenses	—	—	2,529,345	—

Total operating expenses	3,786,800	3,470,952	9,951,036	6,771,113

Operating income (loss)	1,167,653	1,044,267	(38,819)	2,218,164

Other income (expense)
Interest expense (including $71,102, $87,510, $146,831 and $174,058 to Zunicom, Inc.)	(233,246)	(247,267)	(480,796)	(501,582)
Interest income	—	513	—	513

Total other expense, net	(233,246)	(246,754)	(480,796)	(501,069)

Income (loss) before provision for income taxes	934,407	797,513	(519,615)	1,717,095
Provision for income taxes	(322,066)	(326,952)	(617,997)	(689,880)

Net income (loss)	$612,341	$470,561	$(1,137,612)	$1,027,215

Net income (loss) per share
Basic	$0.12	$0.09	$(0.23)	$0.21

Diluted	$0.12	$0.09	$(0.23)	$0.21

Weighted average number of shares outstanding
Basic	5,000,000	5,000,000	5,000,000	5,000,000

Diluted	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying footnotes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,137,612)	$1,027,215
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	392,036	266,006
Provision for bad debts	230,000	62,300
Provision for obsolete inventory	170,000	110,000
Deferred income taxes	(53,994)	(128,278)
Stock-based compensation	(18,230)	48,179
Changes in operating assets and liabilities:
Accounts receivable – trade	(1,604,746)	(3,652,320)
Accounts receivable – other	5,764	(7,717)
Inventories	7,110,306	3,885,643
Prepaid expenses and other current assets	(184,886)	(535,365)
Income tax receivable	193,386	—
Other assets	—	(27,008)
Accounts payable	(7,602,920)	(394,034)
Accrued liabilities	772,439	381,857
Settlement expenses	2,390,776	—
Deferred rent	(31,382)	(34,252)

Net cash provided by operating activities	630,937	1,002,226

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(31,105)	(318,689)
Net cash paid in Monarch acquisition	(892,000)	—
Change in restricted cash	900,000	—

Net cash used in investing activities	(23,105)	(318,689)

CASH FLOWS FROM FINANCING ACTIVITIES
Net activity on line of credit	146,163	(823,423)
Payment on notes payable to Zunicom, Inc.	(731,250)	—
Payments on note and capital lease obligations	(3,400)	(5,946)

Net cash used in financing activities	(588,487)	(829,369)

Net increase (decrease) in cash and cash equivalents	19,345	(145,832)
Cash and cash equivalents at beginning of period	326,194	691,288

Cash and cash equivalents at end of period	$345,539	$545,456

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$276,080	$501,582

Interest paid	$480,796	$653,971

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Purchase of equipment with a note payable	$38,556	$—

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

          In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three and six month periods ended June 30, 2009. The results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year. The unaudited financial statements included in this filing should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

          The Company adopted Statement of Financial Accounting Standard (“SFAS”) 141(R), Business Combinations, effective January 1, 2009. SFAS 141(R) establishes requirements for an acquirer to record the assets acquired, liabilities assumed, and any related non-controlling interests related to the acquisition of a controlled subsidiary, measured at fair value, as of the acquisition date. The adoption of SFAS 141(R) has not had a material impact on the Company’s financial statements, but may have a material impact on the Company’s financial position, operations and cash flows if the Company completes significant acquisitions in the future.

          In May 2009, the FASB issued SFAS 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009. The adoption of these provisions did not have an effect on the Company’s financial condition, results of operations or cash flows.

          The FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. The Company adopted the provisions of FSP FAS 107-1 for the quarter ended June 30, 2009. Because FSP FAS 107-1 applies only to financial statement disclosures, the adoption did not have any impact on the Company’s financial condition, results of operations or cash flows.

          In July 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, (the Codification). The Codification will be the single source of authoritative U.S. non-governmental generally accepted accounting principles. The Codification does not change generally accepted accounting principles, but is intended to make it easier to find and research issues and will change the way GAAP is referenced. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its financial statements for the third quarter of 2009.

Accounting for Derivative Activities

          The Company uses an interest rate swap agreement (see Note E) to limit exposure to changes in interest rates. The interest rate swap is a derivative financial instrument, which the Company accounts for pursuant to SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in fair value of derivative financial instruments are recognized either in other comprehensive income (loss), a component of shareholders’ equity, or net income (loss) depending on whether the derivative is being used to hedge changes in cash flows or fair value. The Company has determined that changes in value of its interest rate swap should be accounted for as a cash flow hedge and recorded as other comprehensive income (loss) in shareholders’ equity to the extent the cash flow hedge is effective or through the statement of operations to the extent ineffective.

NOTE B — ORGANIZATION

          UPG, a Texas corporation, is a leading supplier and distributor of batteries and power accessories, and a provider of supply chain and other value-added services. The Company’s primary logistics center is located in Carrollton, Texas and regional logistic centers are located in Oklahoma City, Oklahoma, Las Vegas, Nevada and Columbus, Georgia. The Company’s customers are primarily located in the United States. A small portion of the Company’s sales are to customers located in the United Kingdom, Australia, Ireland, China and Canada.

          Until December 20, 2006, the Company was a wholly-owned consolidated subsidiary of Zunicom, Inc. (“Zunicom”), a Texas corporation, whose stock is traded on the OTC Bulletin Board under the symbol “ZNCM.OB.” On December 20, 2006, the U.S. Securities and Exchange Commission declared effective a registration statement filed by the Company registering the sale of 3,000,000 shares of its common stock of which 1,000,000 were owned by Zunicom (the “IPO”). As a result of the IPO, Zunicom’s interest in the Company was reduced to 40%. Zunicom no

UNIVERSAL POWER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE B — ORGANIZATION (CONTINUED)

longer owns a majority interest in UPG; however, as the largest shareholder, Zunicom does have significant influence over UPG.

          In January 2009, the Company formed a limited liability company under the name Monarch Outdoor Adventures LLC d/b/a Monarch Hunting (“Monarch”), through which it acquired all of the tangible and intangible assets of a business for approximately $892,000. See Note J. Monarch is a manufacturer and retailer of high-quality hunting products including battery and solar powered deer feeders, hunting blinds, stands and accessories. Monarch is located in Arlington, Texas and has customers throughout the United States.

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Monarch. All significant intercompany accounts and transactions have been eliminated in the accompanying financial statements.

          Management has evaluated subsequent events through August, 14, 2009, the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

NOTE C — STOCK-BASED COMPENSATION

          At June 30, 2009, common shares reserved for future issuance include 2,000,000 shares issuable under the 2006 Stock Option Plan, 20,000 shares issuable upon exercise of options granted outside of the 2006 Stock Option Plan and 300,000 shares issuable upon exercise of outstanding warrants. At June 30, 2009, there are 1,335,478 options outstanding under the 2006 Stock Option Plan, and 664,522 options are available for future grants.

          There were no options granted during the six months ended June 30, 2009 or during the six months ended June 30, 2008. There were 636 options forfeited during the six months ended June 30, 2009 and 636 options forfeited during the six months ended June 30, 2008. Forfeited options are returned to the Plan and increase the number of options available for future grants.

          At June 30, 2009, the aggregate intrinsic value of options outstanding and exercisable was $0.

          At June 30, 2009, all outstanding options under the 2006 Stock Option Plan were fully vested with no remaining unrecognized compensation expense.

          On June 25, 2007, Zunicom issued 645,133 shares of restricted stock to certain employees of UPG for past and future services. In January 2009, 227,229 shares of restricted stock were forfeited and $49,842 of compensation that had previously been expensed was reversed as actual forfeitures indicated that a change to previous estimates was appropriate. The fair value of 417,904 unvested shares at June 30, 2009 of $137,511 is being amortized over the 25 month remaining vesting period in accordance with EITF Issue No. 00-12 Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee and SFAS 123(R) Share-Based Payment.

          On March 21, 2007, the Company issued stock options to non-employees to purchase 20,000 shares of the Company’s common stock at an exercise price of $7.00 per share vesting over the next three years and expiring December 19, 2016. These stock options remain outstanding as of June 30, 2009.

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

          For the three and six month periods ended June 30, 2009, 1,355,478 stock options and 300,000 warrants are excluded from the calculation as they are antidilutive. For the three and six month periods ended June 30, 2008, 1,288,728 stock options and 300,000 warrants are excluded from the calculation as they are antidilutive.

NOTE E — LINE OF CREDIT

          The Company has a $30 million line of credit with Compass Bank that matures on July 5, 2012, although borrowings are due on demand. The facility bears interest at the LIBOR Index Rate plus a sliding range from 1.25% to 2.50% based on quarterly covenant performance. At June 30, 2009, the interest rate was 2.31%. The line of credit is secured by accounts receivable, inventories, and equipment. The line’s availability is based on a borrowing formula which allows for borrowings equal to 85% of the Company’s eligible accounts receivable and a percentage of eligible inventory. In addition, the Company must maintain certain financial covenants including a funded debt to EBITDA ratio and a fixed charge ratio. At June 30, 2009, approximately $14.5 million was outstanding under the line of credit and approximately $6.7 million remained available for future borrowings under the line of credit based on the borrowing formula. At March 31, 2009 and at June 30, 2009, the Company was in default under the line of credit as a result of its failure to satisfy the funded debt to EBITDA and the fixed charge ratios, which was attributable to the fact that the Company incurred a $2.6 million settlement

UNIVERSAL POWER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE E — LINE OF CREDIT (CONTINUED)

expense in the first quarter of 2009 relating to the separation agreements with its former chief executive officer and independent sourcing agent. See Note I. By letter dated March 31, 2009, Compass Bank waived the events of default at March 31, 2009 and agreed to modify the ratios in question in a manner such that the settlement expense incurred by the Company in the first quarter of 2009 will not cause the Company to fail to satisfy those ratios. The Company has requested that Compass Bank waive the defaults at June 30, 2009 and is in discussions with Compass Bank with regard to the modifications to the ratios.

          In June 2008, the Company entered into an interest rate swap agreement which swaps a fixed rate of 5.85%, for the current variable rate under the line of credit agreement through its maturity date of July 5, 2012 which runs concurrent with the term of the line of credit. The notional amount of the swap is $6.0 million and the term runs concurrent with the line of credit. The interest rate swap is accounted for as an effective cash flow hedge and the unrealized gains or losses related to the change in fair value are recorded in accumulated other comprehensive income (loss). The Company has recorded the fair value of the interest rate swap liability in the amount of $374,931 at June 30, 2009. The unrealized loss, net of income taxes totaling $127,477, of $247,454 has been recorded in accumulated other comprehensive loss at June 30, 2009.

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

          The following table represents liabilities the Company has measured at fair value as of June 30, 2009 and the basis for that measurement:

	Total Fair Value Measurement June 30, 2009	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liability	$374,931	$—	$374,931	$—

          The fair market value of the interest rate swap is measured using the discounted present value of the forecasted one-month LIBOR Index Rate, an observable input.

NOTE G — CONCENTRATIONS

          At June 30, 2009 and 2008, the Company had receivables due from Broadview Security, Inc. (formerly Brinks Home Security, Inc.), in the amount of approximately $4.8 million and $4.6 million, respectively. Broadview Security accounted for 37% and 36%, respectively, of net sales during the three months ended June 30, 2009 and 2008, and accounted for 36% and 36%, respectively, of net sales during the six months ended June 30, 2009 and 2008. The loss of Broadview Security as a customer would have a material adverse impact on the Company’s operations and financial condition.

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

NOTE I – SETTLEMENT AGREEMENTS

          In the first quarter of 2009, the Company entered into a settlement agreement with its former chief executive officer relating to his resignation as an officer and director of the Company and entered into an agreement with its former principal independent sourcing agent cancelling the Company’s relationship with such agent. The total amount due under both agreements is $3.1 million. Of this amount, $0.5 million of the settlement with the sourcing agent has been applied to an

UNIVERSAL POWER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE I – SETTLEMENT AGREEMENTS (CONTINUED)

existing payable balance related to inventory purchases prior to the cancellation of the agreement, an aggregate of $2.5 million was expensed as settlement expense in the first quarter of 2009 and an aggregate of $0.1 million will be expensed as interest over the term of the agreements. The payments due to the former chief executive officer are payable over a two-year period beginning in January 2009 and the payments to the former sourcing agent are due over a three-year period beginning in March 2009. Except for the imputed interest expense, which will be amortized over the respective terms of the agreements, the Company does not expect to incur any additional expense in connection with these agreements.

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

NOTE K — INCOME TAXES

          The Company’s effective tax rate for the six months ended June 30, 2009 was higher than expected as a result of recording a valuation allowance of $0.8 million on a portion of the Company’s deferred tax asset related to stock based compensation. The valuation allowance was established to reduce the deferred tax asset to the amount expected to be realized.

NOTE L – SEGMENT AND GEOGRAPHIC INFORMATION

          SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires enterprises to report financial information and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company evaluated SFAS No. 131 and determined that the Company operates in only one segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

          The second quarter of 2009 continued to be a challenging one for us. The recession continues to impact our business as revenues were down 7% compared to the comparable 2008 period. On the other hand, there were a number of positive developments in the quarter:

•	Gross profit margin increased 2.7% from 15.1% in the first half of 2008 to 17.8% in the first half of 2009.

•

Although we reported a net operating loss of $39,000, in the first half of 2009 compared to net operating income of $2.2 million in the first half of 2008, the loss was attributable to settlement expenses of $2.5 million incurred in the first quarter of 2009. These charges relate to the settlement agreement that we entered into with Randy Hardin (our former CEO) in connection with his resignation and with the agreement we entered into with our principal independent sourcing agent in connection with the termination of our relationship with him. As reflected in the table below, excluding settlement charges, our operating income was approximately $2.5 million, an increase of approximately $0.3 million over net operating income for the first half of 2008.

•

On the balance sheet, inventory levels were reduced by $7.0 million in the first half of 2009, in line with our commitment to reduce inventory levels from the high levels in the fourth quarter of 2008. We continue to focus on effectively conserving resources, improving efficiencies and increasing inventory turnover.

          Reconciliation of GAAP Operating Income and Income (Loss) Before Provision for Income Taxes to Non-GAAP Operating Income and Income (Loss) Before Provision for Income Taxes (Unaudited)

          The following table reconciles Operating Income and Income (loss before provision for income taxes, as reported in accordance with U.S. Generally Accepted Accounting Principals (“GAAP”), to non-GAAP operating income and Income (loss) before provision for income taxes. We believe that non-GAAP operating income, which is generally operating income less costs related to settlement agreements, more accurately reflects our operating efficiency. Non-GAAP operating income and income (loss) before provision for income taxes, are non-GAAP financial measures and should not be considered an alternative to, or more meaningful than, net income prepared on a GAAP basis. Additionally, non-GAAP operating income and income (loss) before provision for income taxes may not be comparable to similar metrics used by others in our industry.

	Financial Summary (Non-GAAP) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Operating income (loss) and income (loss) before provision for income taxes as reported:
Operating expenses	$3,786,800	$3,470,952	$7,421,691	$6,771,113
Settlement expenses	—	—	2,529,345	—

Total operating expenses	3,786,800	3,470,952	9,951,036	6,771,113

Operating income (loss)	1,167,653	1,044,267	(38,819)	2,218,164
Other income (expense), net	(233,246)	(246,754)	(480,796)	(501,069)

Income (loss) before provision for income taxes	934,407	797,513	(519,615)	1,717,095

Non-GAAP measures to exclude settlement expenses from operating expenses:
Settlement expenses	—	—	2,529,345	—

Non-GAAP operating income	$1,167,653	$1,044,267	$2,490,526	$2,218,164

Non-GAAP income before provision for income taxes	$934,407	$797,513	$2,009,730	$1,717,095

Results of Operations

          The following table compares our statement of operations data for the three and six months ended June 30, 2009 and 2008. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the nature of revenues (sales of batteries and other power accessory products versus logistics or value added services) and the relative mix of products sold (batteries versus other power supply products), which can vary from quarter to quarter, as well as the state of the general economy. In addition, our operating results in future periods may also be affected by acquisitions.

	Three months ended June 30,				Six months ended June 30,

	2009		2008		2009		2008

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)
Net sales	$27,947	100.0%	$30,200	100.0%	$55,636	100.0%	$59,724	100.0%
Cost of sales	22,993	82.3%	25,685	85.0%	45,724	82.2%	50,735	84.9%

Gross profit	4,954	17.7%	4,515	15.0%	9,912	17.8%	8,989	15.1%

Operating expenses	3,787	13.5%	3,471	11.5%	7,422	13.3%	6,771	11.3%
Settlement expenses	—	—	—	—	2,529	4.5%	—	—

Total operating expenses	3,787	13.5%	3,471	11.5%	9,951	17.9%	6,771	11.3%

Operating income (loss)	1,168	4.2%	1,044	3.5%	(39)	(0.1%)	2,218	3.7%
Interest expense, net	(233)	(0.8%)	(247)	(0.8%)	(481)	(0.9%)	(502)	(0.8%)
Interest income	—	—	1	—	—	—	1	—

Income (loss) before provision for income taxes	934	3.3%	798	2.6%	(520)	(0.9%)	1,717	2.9%
Provision for income taxes	(322)	(1.2%)	(327)	(1.1%)	(618)	(1.1%)	(690)	(1.2%)

Net income (loss)	$612	2.2%	$471	1.6%	$(1,138)	(2.0%)	$1,027	1.7%

For the three months ended June 30, 2009 and 2008

          Net Sales

          For the three month period ended June 30, 2009, we had net sales of $27.9 million compared to $30.2 million for 2008, a decrease of $2.3 million or 7.5%. Net sales to Broadview Security, Inc. (formerly Brinks Home Security, Inc.) and its authorized dealers were $12.9 million compared to $13.5 million in 2008, a decrease of 3.8%.Net sales to customers other than Broadview Security and its authorized dealers decreased to $15.0 million in 2009 from $16.7 million in 2008, or 10.4%. These decreases are principally due to lower sales volume, which we attribute to general economic conditions.

          Cost of sales

          For the three month period ended June 30, 2009, our cost of sales decreased to $23.0 million compared to $25.7 million for 2008, a decrease of $2.7 million, or 10.5%. Cost of sales as a percentage of sales decreased to 82.3% compared to 85.0% for 2008 as a result of a greater sales volume on certain higher-margin products, reduced volatility on raw material costs and improved efficiencies across our supply chain, offset by a decrease in sales to Broadview Security and its authorized dealers.

          Operating expenses

          For the three month period ended June 30, 2009, our operating expenses, consisting of selling, general and administrative expenses as well as depreciation and amortization expenses, increased by approximately $0.3 million, or 9.1%, compared to the second quarter of 2008. Of this increase, $0.2 million is attributable to operating expenses for Monarch and $0.1 million is attributable to increased marketing expenses.

          Operating income

          For the three month period ended June 30, 2009, our operating income increased by approximately $0.125 million, or 11.8%, compared to the second quarter of 2008, reflecting the increase in our gross profit offset by the increase in our operating expenses.

          Interest expense

          Our interest expense for both the 2009 and 2008 periods totaled approximately $0.2 million The average outstanding loan balance on the line of credit for the 2009 and 2008 periods was $14.5 million and $11.5 million, respectively, and the weighted average interest rates for the two periods was 4.45% and 5.34%, respectively.

          Income before provision for income taxes

          For the three month period ended June 30, 2009, our income before provision for income taxes increased by approximately $0.1 million, or 17.2%, compared to the second quarter of 2008, reflecting the increase in our gross profit offset by the increase in our operating expenses.

          Income taxes

          Our provision for income taxes for both the 2009 and 2008 periods was approximately $0.3 million, reflecting an effective tax rate of 34.5% and 41.0% for the three month periods ended June 30, 2009 and 2008, respectively.

For the six months ended June 30, 2009 and 2008

          Net Sales

          For the six month period ended June 30, 2009, we had net sales of $55.6 million compared to $59.7 million for 2008, a decrease of $4.1 million, or 6.8%. Net sales to Broadview Security and its authorized dealers were $25.5 million compared to $27.0 million in 2008, a decrease of 5.7%. Net sales to customers other than Broadview Security and its authorized dealers decreased to $30.2 million in 2009 from $32.7 million in 2008, or 7.6%. These decreases are principally due to lower sales volume, which we attribute to general economic conditions.

          Cost of sales

          For the six month period ended June 30, 2009, our cost of sales decreased to $45.7 million compared to $50.7 million for 2008, a decrease of $5.0 million, or 9.9%. Cost of sales as a percentage of sales decreased to 82.2% compared to 84.9% for 2008 as a result of greater sales volume on certain higher-margin products, reduced volatility on raw material costs and improved efficiencies across our supply chain, offset by a decrease in sales to Broadview Security and its authorized dealers.

          Operating expenses

          For the six month period ended June 30, 2009, our operating expenses, consisting of selling, general and administrative expenses as well as depreciation and amortization expenses, increased by approximately $0.6 million, or 9.6%, compared to the second quarter of 2008. Increased operating expenses include $0.5 million attributable to operating expenses for Monarch, of which $0.1 million is depreciation and amortization expense. Increased costs other than Monarch include $0.1 million for marketing expenses, $0.15 million for increased allowance for bad debts and $0.1 million for legal costs, which are offset by decreases of $0.15 million in personnel costs and $0.1 million in travel and entertainment costs.

          Settlement expenses

          In the first quarter of 2009, we entered into a settlement agreement with our former chief executive officer relating to his resignation as an officer and director and we entered into an agreement with our former principal independent sourcing agent cancelling our relationship with such agent. The total amount due under both agreements is $3.1 million. Of this amount, $0.5 million of the settlement with the sourcing agent was applied to an existing payable balance related to prior year inventory purchases, an aggregate of $2.5 million was expensed as settlement expense in the first quarter of 2009 and an aggregate of $0.1 million will be expensed as interest over the term of the agreements. The payments due to the former chief executive officer are payable over a two-year period beginning in January 2009 and the payments to the former sourcing agent are due over a three-year period beginning in March 2009. Except for the imputed interest expense, which will be amortized over the respective terms of the agreements, we do not expect to incur any additional costs in connection with these agreements.

          Operating income

          For the six month period ended June 30, 2009, our operating loss was $39,000 compared to operating income of $2.2 million for the comparable 2008 period. Non-GAAP operating income, excluding settlement costs of $2.5 million, for the 2009 period was $2.5 million, a 12.3% increase over 2008.

          Interest expense

          Our interest expense totaled approximately $0.5 million for the six month periods ended June 30, 2009 and 2008. The average outstanding loan balance on the line of credit for the 2009 and 2008 periods was $15.4 million and $11.0 million, respectively, and the weighted average interest rates for the two periods was 4.30% and 5.47%, respectively.

          Income before provision for income taxes

          For the six month period ended June 30, 2009, our net loss before provision for income taxes was $0.5 million compared to income of $1.7 million for the comparable 2008 period. Non-GAAP net income before provision for income taxes was $2.0 million for the 2009 period compared to $1.7 million for the 2008 period, a 17.0% increase over 2008.

          Income taxes

          Our effective tax rate for the six month period ended June 30, 2009 was higher than expected as a result of recording a valuation allowance of $0.8 million on a portion of our deferred tax asset related to stock based compensation. The valuation allowance was established to reduce the deferred tax asset to the amount expected to be realized.

Liquidity and Capital Resources

          We had cash and cash equivalents of approximately $0.3 million and $0.5 million at June 30, 2009 and 2008, respectively. We finance our business using cash flows from operations and our line of credit.

          We have a $30 million line of credit with Compass Bank that matures on July 5, 2012, although borrowings are due on demand. The facility bears interest at the LIBOR Index Rate plus a sliding range from 1.25% to 2.50% based on quarterly covenant performance. At June 30, 2009 the interest rate was 2.31%. The line of credit is secured by accounts receivable, inventories, and equipment. The line’s availability is based on a borrowing formula which allows for borrowings equal to 85% of our eligible accounts receivable and a percentage of eligible inventory. In addition, we must maintain certain financial covenants including a funded debt to EBITDA ratio and a fixed charge ratio. At June 30, 2009, approximately $14.5 million was outstanding under the line of credit and approximately $6.7 million remained available for borrowings under the line of credit based on the borrowing formula. At March 31, 2009 and at June 30, 2009, we were in default under the line of credit as a result of our failure to satisfy the funded debt to EBITDA and fixed charge ratios, which was attributable to the $2.6 million settlement expense we incurred in the first quarter of 2009 relating to the separation agreements with our former chief executive officer and independent sourcing agent. Compass Bank waived the events of default at March 31, 2009 and agreed to modify the ratios in question in a manner such that the settlement expense incurred in the first quarter of 2009 will not cause us to fail to satisfy those ratios. We have requested a waiver from Compass Bank with respect to the defaults at June 30, 2009 and are in discussion with the bank regarding modifications to the ratios.

          For the six month period ended June 30, 2009, net cash provided by operating activities was approximately $0.6 million compared $1.0 provided in operating activities for the six month period ended June 30, 2008. The net cash used in operating activities is due primarily to a net loss of approximately $1.1 million, a decrease in accounts payable of approximately $7.6 million, an increase in accounts receivable of $1.6 million and a decrease of $0.2 million in prepaid expenses offset by a decrease of $7.1 million in inventories and $0.2 million in income tax receivable, accrued settlement expenses of $2.4 million, non-cash charges for depreciation, amortization, provision for bad debts and obsolete inventory, deferred taxes and stock-based compensation totaling approximately $0.7 million and an increase of approximately $0.7 million in accrued liabilities.

          Cash used in investing activities for the six month period ended June 30, 2009 was approximately $23,000 compared to cash used of $319,000 for the period ended June 30, 2008. The cash used was for purchases of property and equipment as well as the purchase of the Monarch assets, offset by the change in restricted cash previously set aside for the acquisition.

          Net cash used in financing activities for the six month period ended June 30, 2009 was approximately $0.6 million compared to cash used of $0.8 million for the similar period in 2008. The net cash used in financing activities for 2009 included approximately $0.1 million in net borrowings on our line of credit and $0.7 million of payments on our notes payable to Zunicom, Inc.

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

Item 4. Submission of Matters to a Vote of Security Holders

          We held our Annual Meeting of Stockholders on July 28, 2009, for the purpose of electing five directors and ratifying the appointment of BKD, LLP, independent registered public accounting firm, to audit our financial statements for the year ending December 31, 2009.

          The following sets forth the results of the election of directors:

Nominee	For	Against	Abstain

William Tan	4,693,983	0	15,775
Ian Edmonds	4,693,983	0	15,775
Leslie Bernhard	4,694,444	0	15,314
Robert Gutkowski	4,694,444	0	15,314
Hyun Park	4,694,083	0	15,675

          There was no solicitation in opposition to the nominees proposed to be elected by the stockholders in the Proxy Statement.

          The ratification of the appointment of BKD, LLP was approved by shareholders with 4,694,872 votes FOR, 14,886 votes AGAINST, and 0 votes ABSTAINED.

Item 4T. Controls and Procedures

          Management, with the participation of our chief executive officer/interim chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer/interim chief financial officer has concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our chief executive/interim chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

          There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

          See Note E to the financial statements included in Item 1 of Part I and the discussion under “Liquidity and Capital Resources” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I.

Item 5. Other Information

          On August 12, 2009, we entered into an employment agreement (the “Agreement”), effective as of June 1, 2009 (the ‘Effective Date”), with Ian Edmonds, our President and Chief Executive Officer for his continued employment with us in such positions for a term beginning on the Effective Date and ending on May 31, 2014; provided, however, beginning on June 1, 2010 and on each anniversary of such date thereafter, the term will automatically be extended by an additional year unless either party provides at least 180 days prior written notice to the other of its election not to extend the term by another year. Under the Agreement, he will continue to earn a base salary of $250,000 per annum plus an annual cash bonus equal in amount to seven and one-half percent (7 1/2%) of our net income before provision for income taxes, as adjusted, provided we meet or exceed the annual targeted performance levels established by our Compensation Committee each year. Mr. Edmonds is entitled to participate on the same basis as other senior executives in any of our benefit plans or programs available to them. In addition, the Agreement also provides, generally, that during the employment term and for the two-year period immediately following the end of such term, Mr. Edmonds shall not compete with us, solicit any of our employees for hire by an unaffiliated entity or knowingly release any of our confidential information, without the prior approval of our Board. A copy of the Agreement is attached as Exhibit 10.3 to this Quarterly Report on form 10Q.

Item 6. Exhibits

          The following exhibits are furnished as part of this report or incorporated herein as indicated.

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Formation (including Amended and Restated Articles of Incorporation) (1)

3(ii)	Amended and Restated Bylaws (1)

4.1	Specimen stock certificate (1)

4.2	Form of representatives’ warrant (1)

10.1(a)**	Form of 2006 Stock Option Plan (1)

10.1(b)	Form of Stock Option Agreement (1)

10.1(c)**	Amendment to the 2006 Stock Option Plan (6)

10.2	Separation Agreement between UPG and Randy Hardin (2)

10.3**	Form of Ian Edmonds Employment Agreement*

10.4**	Form of Mimi Tan Employment Agreement (1)

10.5	Amended and Restated Revolving Credit and Security Agreement with Compass Bank dated June 19, 2007 (1)

10.6	Asset Purchase Agreement for Monarch Hunting Products dated September 19, 2008. (5)

10.7	Real Property Lease for 1720 Hayden Drive, Carrollton, Texas (1)

10.8	Real Property Lease for 11605-B North Santa Fe, Oklahoma City, Oklahoma (1)

10.9	Real Property Lease for Las Vegas, Nevada (1)

10.10	Termination Agreement with Stan Battat d/b/a Import Consultants (3)

10.11(a)	Form of Promissory Note in the amount of $2,850,000 payable to Zunicom (1)

10.11(b)	Form of Promissory Note in the amount of $3,000,000 payable to Zunicom (1)

10.13	Third Party Logistics & Purchase Agreement, dated as of November 3, 2008, with Brinks Home Security, Inc., (currently Broadview Security, Inc.) (4)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

**	Management Contract, compensatory plan or arrangement.

(1)	Incorporated by reference to the Exhibit with the same number to our Registration Statement on Form S-1 (SEC File No. 333-137265) effective as of December 20, 2006.

(2)	Incorporated by reference to Exhibit 10.1 to our Current report on Form 8-K filed on January 23, 2009.

(3)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 17, 2009.

(4)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2008.

(5)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 25, 2008.

(6)	Incorporated by reference to Exhibit 10.1(c) to our Annual Report on Form 10-K for the year ended December 31, 2008.

*                         *                         *

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Power Group, Inc.

Date: August 14, 2009	/s/Ian Edmonds

Ian Edmonds
President and Chief Executive Officer
(Principal Executive Officer)

/s/Ian Edmonds

Ian Edmonds
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)