Form 10-Q
period 2009-09-30
UNIVERSAL POWER GROUP INC.
filed 2009-11-13
CIK 1372000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
          Yes ☐       No ☑

          As of November 12, 2009, 5,000,000 shares of Common Stock were outstanding.

(i)

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

UNIVERSAL POWER GROUP, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS

	September 30, 2009	December 31, 2008

CURRENT ASSETS
Cash and cash equivalents	$442,785	$326,194
Restricted cash	—	900,000
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1,210,692 and $1,143,213	11,969,526	12,423,279
Other	18,654	50,303

Inventories – finished goods, net of allowance for obsolescence of $522,908 and $358,350	29,349,295	37,304,500
Current deferred tax asset (net of valuation allowance of $768,324 and $0)	1,697,163	1,555,173
Income tax receivable	—	193,386
Prepaid expenses and other current assets	1,156,281	880,528

Total current assets	44,633,704	53,633,363

PROPERTY AND EQUIPMENT
Logistics and distribution systems	1,821,590	1,795,935
Machinery and equipment	994,137	651,916
Furniture and fixtures	436,424	436,424
Leasehold improvements	388,334	388,334
Vehicles	223,633	155,630

	3,864,118	3,428,239
Less accumulated depreciation and amortization	(1,851,550)	(1,407,712)

Net property and equipment	2,012,568	2,020,527

OTHER ASSETS	246,896	86,879

TOTAL ASSETS	$46,893,168	$55,740,769

The accompanying footnotes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2009	December 31, 2008

CURRENT LIABILITIES
Line of credit	$9,092,470	$14,351,775
Accounts payable	11,394,754	16,418,768
Accrued liabilities	1,113,628	200,100
Interest rate swap liability	417,586	484,131
Current portion of notes payable to Zunicom, Inc.	1,462,500	1,462,500
Current portion of settlement expenses	949,388	—
Current portion of capital lease obligations	20,549	—
Current portion of deferred rent	81,035	57,984

Total current liabilities	24,531,910	32,975,258

LONG TERM LIABILITIES
Notes payable to Zunicom, Inc., less current portion	2,559,375	3,656,250
Capital lease obligations, less current portion	54,081	—
Settlement expenses, less current portion	1,233,712	—
Non-current deferred tax liability	190,585	230,611
Deferred rent, less current portion	70,345	168,317

Total long term liabilities	4,108,098	4,055,178

TOTAL LIABILITIES	28,640,008	37,030,436

COMMITMENTS

SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding	50,000	50,000
Additional paid-in capital	15,550,947	15,529,783
Retained earnings	2,927,820	3,450,076
Accumulated other comprehensive loss	(275,607)	(319,526)

Total shareholders’ equity	18,253,161	18,710,333

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$46,893,168	$55,740,769

The accompanying footnotes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Net sales	$27,494,909	$30,648,315	$83,132,341	$90,372,517
Cost of sales	22,957,800	26,052,383	68,681,843	76,787,307

Gross profit	4,537,109	4,595,932	14,450,498	13,585,210

Operating expenses	3,305,166	3,595,313	10,726,856	10,366,426
Settlement expenses	—	—	2,529,345	—

Total operating expenses	3,305,166	3,595,313	13,256,201	10,366,426

Operating income	1,231,943	1,000,619	1,194,297	3,218,784

Other income (expense)
Interest expense (including $66,353, $88,471, $213,184 and $263,490 to Zunicom, Inc.)	(238,936)	(235,701)	(719,732)	(737,283)
Other expense, net	(1,174)	—	(1,174)	—
Interest income	—	56	2,115	569

Total other expense, net	(240,110)	(235,645)	(718,791)	(736,714)

Income before provision for income taxes	991,833	764,974	475,506	2,482,070
Provision for income taxes	(379,765)	(363,369)	(997,762)	(1,053,249)

Net income (loss)	$612,068	$401,605	$(522,256)	$1,428,821

Net income (loss) per share
Basic	$0.12	$0.08	$(0.10)	$0.29

Diluted	$0.12	$0.08	$(0.10)	$0.29

Weighted average number of shares outstanding
Basic	5,000,000	5,000,000	5,000,000	5,000,000

Diluted	5,004,794	5,000,000	5,000,000	5,000,000

The accompanying footnotes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(522,256)	$1,428,821
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization of property and equipment	588,616	403,917
Provision for bad debts	320,000	91,406
Provision for obsolete inventory	230,000	140,000
Deferred income taxes	(182,016)	(137,216)
Loss on disposal of property	2,174	—
Stock-based compensation	21,164	124,009
Changes in operating assets and liabilities:
Accounts receivable – trade	159,087	(3,668,143)
Accounts receivable – other	31,649	11,378
Inventories	7,989,448	3,317,619
Prepaid expenses and other current assets	(275,753)	(341,040)
Income tax receivable	193,386	—
Other assets	—	(18,295)
Accounts payable	(5,025,190)	259,956
Accrued liabilities	890,903	597,280
Settlement expenses	2,183,100	—
Deferred rent	(74,921)	(36,512)

Net cash provided by operating activities	6,529,391	2,173,180

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(57,949)	(443,112)
Net cash paid in Monarch acquisition	(892,000)	—
Deposit in escrow account	—	(900,000)
Change in restricted cash	900,000	—
Proceeds from sale of equipment	1,000	—

Net cash used in investing activities	(48,949)	(1,343,112)

CASH FLOWS FROM FINANCING ACTIVITIES
Net activity on line of credit	(5,259,305)	(129,590)
Payment on notes payable to Zunicom, Inc.	(1,096,875)	(365,625)
Payments on note and capital lease obligations	(7,671)	(6,609)

Net cash used in financing activities	(6,363,851)	(501,824)

Net increase in cash and cash equivalents	116,591	328,244
Cash and cash equivalents at beginning of period	326,194	691,288

Cash and cash equivalents at end of period	$442,785	$1,019,532

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$854,837	$1,182,162

Interest paid	$719,732	$737,283

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Purchase of equipment with a note payable	$75,961	$—

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

          In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three and nine month periods ended September 30, 2009. The results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year. The unaudited financial statements included in this filing should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

     Recent Accounting Pronouncements

          Effective January 1, 2009, the Company adopted a newly issued standard of accounting for business combinations. This standard establishes requirements for an acquirer to record the assets acquired, liabilities assumed, and any related non-controlling interests related to the acquisition of a controlled subsidiary, measured at fair value, as of the acquisition date. The adoption of this standard has not had a material impact on the Company’s financial statements, but may have a material impact on the Company’s financial position, operations and cash flows if the Company completes significant acquisitions in the future.

          Effective June 2009, the Company adopted a newly issued accounting standard related to accounting for, and disclosure of, subsequent events in its consolidated financial statements. This standard provides the authoritative guidance for subsequent events that was previously addressed only in United States auditing standards. This standard establishes general accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued and requires the Company to disclose the date through which it has evaluated subsequent events and whether that was the date the financial statements were issued or available to be issued. This standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. The adoption of this standard in the second quarter of 2009 did not have a material impact on the Company’s consolidated financial statements. The Company evaluated all events or transactions that occurred after September 30, 2009 through November 13, 2009, the date financial statements are issued. During this period, the Company did not have any material recognizable subsequent events.

          Effective June 2009, the Company adopted a newly issued staff position requiring disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. Because this staff position applies only to financial statement disclosures, the adoption did not have any impact on the Company’s financial condition, results of operations or cash flows.

     Accounting for Derivative Activities

          The Company uses an interest rate swap agreement (see Note E) to limit exposure to changes in interest rates. The interest rate swap is a derivative financial instrument, which the Company accounts for pursuant to the accounting standard for Accounting for Derivative Instruments and Hedging Activities. This standard establishes accounting and reporting standards for derivative instruments and requires that all derivatives be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in fair value of derivative financial instruments are recognized either in other comprehensive income (loss), a component of shareholders’ equity, or net income (loss) depending on whether the derivative is being used to hedge changes in cash flows or fair value. The Company has determined that changes in value of its interest rate swap should be accounted for as a cash flow hedge and recorded as other comprehensive income (loss) in shareholders’ equity to the extent the cash flow hedge is effective or through the statement of operations to the extent ineffective.

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

          Until December 20, 2006, the Company was a wholly-owned consolidated subsidiary of Zunicom, Inc. (“Zunicom”), a Texas corporation, whose stock is traded on the OTC Bulletin Board under the symbol “ZNCM.OB.” On December 20, 2006, the U.S. Securities and Exchange Commission declared effective a registration statement filed by the Company registering the sale of 3,000,000 shares of its common stock of which 1,000,000 were owned by Zunicom (the “IPO”). As a result of the IPO, Zunicom’s interest in the Company was reduced to 40%. Zunicom no longer owns a majority interest in UPG; however, as the largest shareholder, Zunicom does have significant influence over UPG.

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

          Management has evaluated subsequent events through November 13, 2009, the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

NOTE C — STOCK-BASED COMPENSATION

          At September 30, 2009, common shares reserved for future issuance include 2,000,000 shares issuable under the 2006 Stock Option Plan, 20,000 shares issuable upon exercise of options granted outside of the 2006 Stock Option Plan and 300,000 shares issuable upon exercise of outstanding warrants. At September 30, 2009, there are 1,374,842 options outstanding under the 2006 Stock Option Plan, and 625,158 options are available for future grants.

          For the three and nine month periods ended September 30, 2009, the Company granted 40,000 options to members of the Board of Directors, increasing the total number of outstanding options as of September 30, 2009 to 1,374,842. For the three and nine month periods ended September 30, 2008, the Company granted 56,250 options to members of the Board of Directors, increasing the total number of outstanding options as of September 30, 2008 to 1,344,978. There were 1,272 options forfeited during the nine months ended September 30, 2009 and 636 options forfeited during the nine months ended September 30, 2008. Forfeited options are returned to the Plan and increase the number of options available for future grants.

          At September 30, 2009, the aggregate intrinsic value of options outstanding and exercisable was $16,400. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the quoted price.

          At September 30, 2009, all outstanding options under the 2006 Stock Option Plan were fully vested with no remaining unrecognized compensation expense.

          Stock-based compensation expense recognized in the statements of operations for the three month and nine month periods ended September 30, 2009 and 2008 includes compensation expense for fully vested and amortization of partially vested stock-based payment awards granted prior to September 30, 2009 and September 30, 2008, respectively.

          On June 25, 2007, Zunicom issued 645,133 shares of restricted stock to certain employees of UPG for past and future services. In January 2009, 227,229 shares of restricted stock were forfeited and $49,842 of compensation that had previously been expensed was reversed as actual forfeitures indicated that a change to previous estimates was appropriate. The fair value of 417,904 unvested shares at September 30, 2009 of $137,511 is being amortized over the 22 month remaining vesting period.

          On March 21, 2007, the Company issued stock options to non-employees to purchase 20,000 shares of the Company’s common stock at an exercise price of $7.00 per share vesting over the next three years and expiring December 19, 2016. These stock options remain outstanding as of September 30, 2009.

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

          For the three month period ended September 30, 2009, the dilutive effect of 40,000 stock options were included in the calculation and 1,354,842 stock options and 300,000 warrants were excluded from the calculation as they are antidilutive. For the nine month period ended September 30, 2009, 1,394,842 stock options and 300,000 warrants are excluded from the calculation as they are antidilutive. For the three and nine month periods ended September 30, 2008, 1,364,978 stock options and 300,000 warrants are excluded from the calculation as they are antidilutive.

UNIVERSAL POWER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE E — LINE OF CREDIT AND INTEREST RATE SWAP

          The Company has a $30 million line of credit with Compass Bank that matures on July 5, 2012, with borrowings due on demand. The facility bears interest at the LIBOR Index Rate plus a sliding range from 1.25% to 2.50% based on quarterly covenant performance. At September 30, 2009, the interest rate was 2.24%. The line of credit is secured by accounts receivable, inventories, and equipment. The line’s availability is based on a borrowing formula which allows for borrowings equal to 85% of the Company’s eligible accounts receivable and a percentage of eligible inventory. In addition, the Company must maintain certain financial covenants including a funded debt to EBITDA ratio and a fixed charge ratio. At September 30, 2009, approximately $9.1 million was outstanding under the line of credit and approximately $10.2 million remained available for future borrowings under the line of credit based on the borrowing formula. At March 31, 2009, June 30, 2009, and September 30, 2009 the Company was in default under the line of credit as a result of its failure to satisfy the funded debt to EBITDA and the fixed charge ratios, which was attributable to the fact that the Company incurred a $2.6 million settlement expense in the first quarter of 2009 relating to the separation agreements with its former chief executive officer and independent sourcing agent. See Note I. By letter dated March 31, 2009, Compass Bank waived the events of default at March 31, 2009 and agreed to modify the ratios in question in a manner such that the settlement expense incurred by the Company in the first quarter of 2009 will not cause the Company to fail to satisfy those ratios. The Company has requested that Compass Bank waive the defaults at June 30, 2009 and at September 30, 2009 and is in discussions with Compass Bank with regard to the terms and conditions for issuing those waivers.

          In June 2008, the Company entered into an interest rate swap agreement, which swaps a fixed rate of 5.85%, for the current variable rate under the line of credit agreement through its maturity date of July 5. The notional amount of the swap is $6.0 million and the term runs concurrent with the line of credit. The interest rate swap is accounted for as an effective cash flow hedge and the unrealized gains or losses related to the change in fair value are recorded in accumulated other comprehensive income (loss). The Company has recorded the fair value of the interest rate swap liability in the amount of $417,586 at September 30, 2009. The unrealized loss, net of income taxes totaling $141,979, of $275,607 has been recorded in accumulated other comprehensive loss at September 30, 2009.

NOTE F — FAIR VALUE MEASUREMENTS

          Accounting standards include a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions.

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

          The following table represents liabilities the Company has measured at fair value as of September 30, 2009 and the basis for that measurement:

	Total Fair Value Measurement September 30, 2009	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liability	$417,586	$—	$417,586	$—

          The fair market value of the interest rate swap is measured using the discounted present value of the forecasted one-month LIBOR Index Rate, an observable input.

NOTE G — CONCENTRATIONS

          At September 30, 2009 and 2008, the Company had receivables due from Broadview Security, Inc. (formerly Brinks Home Security, Inc.), in the amount of approximately $3.7 million and $4.3 million, respectively. Broadview Security accounted for 38% and 34%, respectively, of net sales during the three months ended September 30, 2009 and 2008, and accounted for 37% and 35%, respectively, of net sales during the nine months ended September 30, 2009 and 2008. The loss of Broadview Security as a customer would have a material adverse impact on the Company’s operations and financial condition.

UNIVERSAL POWER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE H — LEGAL PROCEEDINGS

          The Company was named as a defendant in an action filed in the Superior Court of New Jersey in September 2009. The plaintiff alleges that he suffered personal injuries as a result of a defective product that he purchased at retail and that the Company supplied to the retailer. In the complaint, the plaintiff did not request a specific amount of damages. The Company has been advised by its insurance carrier that they will defend the Company in the suit. It is too early to determine the likely outcome of the lawsuit.

NOTE I — SETTLEMENT AGREEMENTS

          In the first quarter of 2009, the Company entered into a settlement agreement with its former chief executive officer relating to his resignation as an officer and director of the Company and entered into an agreement with its former principal independent sourcing agent cancelling the Company’s relationship with such agent. The total amount due under both agreements is $3.1 million. Of this amount, $0.5 million of the settlement with the sourcing agent has been applied to an existing payable balance related to inventory purchases prior to the cancellation of the agreement, an aggregate of $2.5 million was expensed as settlement expense in the first quarter of 2009 and an aggregate of $0.1 million will be expensed as interest over the term of the agreements. The payments due to the former chief executive officer are payable over a two-year period beginning in January 2009 and the payments to the former sourcing agent are due over a three-year period beginning in March 2009. Except for the imputed interest expense, which will be amortized over the respective terms of the agreements, the Company does not expect to incur any additional expense in connection with these agreements.

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

NOTE K — INCOME TAXES

          The Company’s effective tax rate for the nine months ended September 30, 2009 was higher than expected as a result of recording a valuation allowance of $0.8 million on a portion of the Company’s deferred tax asset related to stock based compensation. The valuation allowance was established to reduce the deferred tax asset to the amount expected to be realized.

NOTE L — SEGMENT AND GEOGRAPHIC INFORMATION

          The accounting standard for segment reporting requires enterprises to report financial information and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company evaluated the accounting standard for segment reporting and determined that the Company operates in only one segment.

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

Overview

          The current economic environment continues to be challenging. Nevertheless, we believe our core business continues to show strength as a result of some of our strategic initiatives.

•

Although net sales for the nine-month period ended September 30, 2009 was down 8.0%, gross profit margin increased 2.4% to 17.4% in the first nine months of 2009 from 15.0% in the comparable period of 2008.

•

For the three month period ended September 30, 2009, our net operating income was up 20.3%. Although we reported a net operating income of $1.2 million, in the first nine months of 2009 compared to net operating income of $3.2 million in the comparable period of 2008, the decrease was attributable primarily to settlement expenses of $2.5 million incurred in the first quarter of 2009. These charges relate to the settlement agreement that we entered into with Randy Hardin (our former CEO) in connection with his resignation and with the agreement we entered into with our principal independent sourcing agent in connection with the termination of our relationship with him. As reflected in the table below, excluding settlement charges, our net operating income for the nine months ended September 30, 2009, was approximately $3.7 million, an increase of approximately $0.5 million over net operating income for the comparable period of 2008.

•

Inventory levels were reduced by $8.0 million in the first nine months of 2009, in line with our commitment to reduce inventory levels from the high levels at the end of 2008. As a result, the balance due on our line of credit decreased by over $5.3 million from the end of the previous year.

•	Accounts receivable have decreased approximately $0.5 million and accounts payable have decreased by approximately $5.0 million since the end of 2008

          Reconciliation of GAAP Operating Income and Income Before Provision for Income Taxes to Non-GAAP Operating Income and Income Before Provision for Income Taxes (Unaudited)

          The following table reconciles operating income and income before provision for income taxes, as reported in accordance with U.S. Generally Accepted Accounting Principals (“GAAP”), to non-GAAP operating income and income before provision for income taxes. We believe that non-GAAP operating income, which is generally operating income less costs related to settlement agreements, more accurately reflects our operating efficiency. Non-GAAP operating income and income before provision for income taxes are non-GAAP financial measures and should not be considered an alternative to, or more meaningful than, net income prepared on a GAAP basis. Additionally, non-GAAP operating income and income before provision for income taxes may not be comparable to similar metrics used by others in our industry.

	Financial Summary (Non-GAAP) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Operating income and income before provision for income taxes as reported:
Operating expenses	$3,305,166	$3,595,313	$10,726,856	$10,366,426
Settlement expenses	—	—	2,529,345	—

Total operating expenses	3,305,166	3,595,313	13,256,201	10,366,426

Operating income	1,231,943	1,000,619	1,194,297	3,218,784
Other expense, net	(240,110)	(235,645)	(718,791)	(736,714)

Income before provision for income taxes	991,833	764,974	475,506	2,482,070

Non-GAAP measures to exclude settlement expenses from operating expenses:
Settlement expenses	—	—	2,529,345	—

Non-GAAP operating income	$1,231,943	$1,000,619	$3,723,642	$3,218,784

Non-GAAP income before provision for income taxes	$991,833	$764,974	$3,004,851	$2,482,070

Results of Operations

          The following table compares our statement of operations data for the three and nine months ended September 30, 2009 and 2008. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the nature of revenues (sales of batteries and other power accessory products versus logistics or value added services) and the relative mix of products sold (batteries versus other power supply products), which can vary from quarter to quarter, as well as the state of the general economy.

In addition, our operating results in future periods may also be affected by acquisitions.

	Three months ended September 30,				Nine months ended September 30,

	2009		2008		2009		2008

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)
Net sales	$27,495	100.0%	$30,648	100.0%	$83,132	100.0%	$90,373	100.0%
Cost of sales	22,958	83.5%	26,052	85.0%	68,681	82.6%	76,787	85.0%

Gross profit	4,537	16.5%	4,596	15.0%	14,450	17.4%	13,585	15.0%

Operating expenses	3,305	12.0%	3,595	11.7%	10,727	12.90%	10,366	11.5%
Settlement expenses	—	—	—	—	2,529	3.0%	—	—

Total operating expenses	3,305	12.0%	3,595	11.7%	13,256	15.9%	10,366	11.5%

Operating income	1,232	4.5%	1,001	3.3%	1,194	1.4%	3,219	3.6%
Interest expense, net	(239)	(0.9%)	(236)	(0.8%)	(720)	(0.9%)	(737)	(0.8%)
Other income/expense	(1)	—	—	—	(1)	—	—	—
Interest income	—	—	—	—	2	—	—	—

Income before provision for income taxes	992	3.6%	765	2.5%	476	0.6%	2,482	2.7%
Provision for income taxes	(380)	(1.4%)	(363)	(1.2%)	(998)	(1.2%)	(1,053)	(1.2%)

Net income (loss)	$612	2.2%	$402	1.3%	$(522)	(0.6%)	$1,429	1.6%

For the three months ended September 30, 2009 and 2008

          Net Sales

          For the three month period ended September 30, 2009, we had net sales of $27.5 million compared to $30.6 million for 2008, a decrease of $3.1 million or 10.3%. Net sales to Broadview Security, Inc. (formerly Brinks Home Security, Inc.) and its authorized dealers were $13.0 million compared to $13.4 million in 2008, a decrease of 3.0%. Net sales to customers other than Broadview Security and its authorized dealers decreased to $14.5 million in 2009 from $17.3 million in 2008, or 15.9%. These decreases are principally due to lower sales volume, which we attribute to general economic conditions.

          Cost of sales

          For the three month period ended September 30, 2009, our cost of sales decreased to $23.0 million compared to $26.0 million for 2008, a decrease of $3.0 million, or 11.9%. Cost of sales as a percentage of sales decreased to 83.5% compared to 85.0% for 2008 as a result of a greater sales volume on certain higher-margin products, reduced volatility on raw material costs and improved efficiencies across our supply chain, offset by a decrease in sales to Broadview Security and its authorized dealers.

          Operating expenses

          For the three-month period ended September 30, 2009, our operating expenses decreased by approximately $0.3 million, or 8.1%, compared to the third quarter of 2008. Of this decrease, $0.3 million is attributable to personnel and entertainment expenses and $0.1 million to decreased legal expenses, offset by an increase of $0.1 million in facility expenses.

          Operating income

          For the three month period ended September 30, 2009, our operating income increased by approximately $0.2 million, or 23.1%, compared to the third quarter of 2008.

          Interest expense

          Our interest expense for both the 2009 and 2008 periods totaled approximately $0.2 million. The average outstanding loan balance on the line of credit for the 2009 and 2008 periods was $9.1 million and $9.8 million, respectively, and the weighted average interest rates for the two periods was 5.08% and 5.75%, respectively.

          Income before provision for income taxes

          For the three month period ended September 30, 2009, our income before provision for income taxes increased by approximately $0.2 million, or 29.7%, compared to the third quarter of 2008, reflecting the increase in our gross profit offset by the increase in our operating expenses.

          Income taxes

          Our provision for income taxes for both the 2009 and 2008 periods was approximately $0.4 million, reflecting an effective tax rate of 38.3% and 47.5% for the three month periods ended September 30, 2009 and 2008, respectively.

For the nine months ended September 30, 2009 and 2008

          Net Sales

          For the nine month period ended September 30, 2009, we had net sales of $83.1 million compared to $90.4 million for the comparable period in 2008, a decrease of $7.2 million, or 8.0%. Net sales to Broadview Security and its authorized dealers were $38.4 million compared to $40.4 million in 2008, a decrease of 4.8%. Net sales to customers other than Broadview Security and its authorized dealers decreased to $44.7 million in 2009 from $50.0 million in 2008, or 10.6%. These decreases are principally due to lower sales volume, which we attribute to general economic conditions.

          Cost of sales

          For the nine month period ended September 30, 2009, our cost of sales decreased to $68.7 million compared to $76.8 million for the comparable period in 2008, a decrease of $8.1 million, or 10.6%. Cost of sales as a percentage of sales decreased to 82.6% compared to 85.0% for the comparable period in 2008 as a result of greater sales volume on certain higher-margin products, reduced volatility on raw material costs and improved efficiencies across our supply chain, offset by a decrease in sales to Broadview Security and its authorized dealers.

          Operating expenses

          For the nine month period ended September 30, 2009, our operating expenses increased by approximately $2.9 million, or 27.9%, compared to the comparable period in 2008. Increased operating expenses include $2.5 million attributable to settlement costs (as described further below), $0.1 million for marketing expenses, $0.2 million for increased allowance for bad debts and $0.5 million for facilities costs (of which $0.3 million are attributable to Monarch), which are offset by a decrease of $0.4 million in personnel and entertainment costs.

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

          Operating income

          For the nine month period ended September 30, 2009, our operating income decreased by approximately $2.0 million, or 62.9%, compared to the comparable period in 2008. Non-GAAP operating income, excluding settlement costs of $2.5 million, for the 2009 period was $3.7 million, a 15.7% increase over 2008.

          Interest expense

          Our interest expense totaled approximately $0.7 million for the nine month periods ended June 30, 2009 and 2008. The average outstanding loan balance on the line of credit for the 2009 and 2008 periods was $13.3 million and $10.6 million, respectively, and the weighted average interest rates for the two periods was 3.73% and 4.67%, respectively.

          Income before provision for income taxes

          For the nine month period ended June 30, 2009, our net income before provision for income taxes decreased by approximately $2.0 million, or 80.8%, compared to the comparable period in 2008. Non-GAAP net income before provision for income taxes was $3.0 million for the 2009 period compared to $2.5 million for the 2008 period, a 21.1% increase over 2008.

          Income taxes

          Our effective tax rate for the nine month period ended June 30, 2009 was higher than expected as a result of recording a valuation allowance of $0.8 million on a portion of our deferred tax asset related to stock based compensation. The valuation allowance was established to reduce the deferred tax asset to the amount expected to be realized.

Liquidity and Capital Resources

          We had cash and cash equivalents of approximately $0.4 million and $1.0 million at September 30, 2009 and 2008, respectively. We finance our business using cash flows from operations and our line of credit.

          We have a $30 million line of credit with Compass Bank that matures on July 5, 2012, with borrowings due on demand. The facility bears interest at the LIBOR Index Rate plus a sliding range from 1.25% to 2.50% based on quarterly covenant performance. At September 30, 2009 the interest rate was 2.24%. The line of credit is secured by accounts receivable, inventories, and equipment. The line’s availability is based on a borrowing formula which allows for borrowings equal to 85% of our eligible accounts receivable and a percentage of eligible inventory. In addition, we must maintain certain financial covenants including a funded debt to EBITDA ratio and a fixed charge ratio. At September 30, 2009, approximately $9.1 million was outstanding under the line of credit and approximately $10.2 million remained available for borrowings under the line of credit based on the borrowing formula. At March 31, 2009, June 30, 2009, and September 30, 2009 we were in default under the line of credit as a result of our failure to satisfy the funded debt to EBITDA and fixed charge ratios, which was attributable to the $2.5 million settlement expense we incurred in the first quarter of 2009 relating to the separation agreements with our former chief executive officer and independent sourcing agent. Compass Bank waived the events of default at March 31, 2009 and agreed to modify the ratios in question in a manner such that the settlement expense incurred in the first quarter of 2009 will not cause us to fail to satisfy those ratios. We have requested a waiver from Compass Bank with respect to the defaults at June 30, 2009 and at September 30, 2009 and are in discussion with the bank regarding the terms and conditions for issuing those waivers.

          For the nine month period ended September 30, 2009, net cash provided by operating activities was approximately $6.5 million compared to $2.2 million provided in operating activities for the nine month period ended September 30, 2008. The net cash provided by operating activities during 2009 is due primarily to a decrease of $8.0 million in inventories, an increase in accrued settlement expenses of $2.2 million, a decrease in accounts receivable of $0.2 million, a decrease in income tax receivable of $0.2 million, an increase of approximately $0.9 million in accrued liabilities, an increase in non-cash charges for depreciation, amortization, provision for bad debts and obsolete inventory of $1.1 million, offset by a net loss of approximately $0.5 million, a decrease in accounts payable of approximately $5.0 million, an increase of $0.3 million in prepaid expenses, a decrease in deferred rent of $0.1 million and a decrease in deferred income taxes of $0.2 million.

          Net cash used in investing activities for the nine month periods ended September 30, 2009 and 2008 was approximately $50,000 and $1.3 million, respectively. The cash used during 2009 was for purchases of property and equipment as well as the purchase of the Monarch assets, offset by the change in restricted cash previously set aside for the acquisition. The cash used in 2008 was related to purchases of property and equipment totaling approximately $0.4 million and $0.9 million in restricted cash deposited in escrow for the purchase of the Monarch assets.

          Net cash used in financing activities for the nine month periods ended September 30, 2009 and 2008 was approximately $6.3 million and $0.5 million, respectively. The net cash used in financing activities for 2009 included approximately $5.3 million in net borrowings on our line of credit and $1.0 million of payments on our notes payable to Zunicom, Inc. The net cash used in financing activities for 2008 included approximately $0.4 million reduction in our notes payable to Zunicom, Inc.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

          We have been named as a defendant in an action filed in the Superior Court of New Jersey in September 2009. The plaintiff alleges that he suffered personal injuries as a result of a defective product that he purchased at retail and that we were the supplier to the retailer. In the complaint, the plaintiff did not request a specific amount of damages. Our insurance carrier has advised us that they will provide us with a defense under our policies. It is too early to determine the likely outcome of the lawsuit.

Item 3.	Defaults upon Senior Securities

          See Note E to the financial statements included in Item 1 of Part I and the discussion under “Liquidity and Capital Resources” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I.

Item 6.	Exhibits

          The following exhibits are furnished as part of this report or incorporated herein as indicated.

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Formation (including Amended and Restated Articles of Incorporation) (1)

3(ii)	Amended and Restated Bylaws (1)

4.1	Specimen stock certificate (1)

4.2	Form of representatives’ warrant (1)

10.1(a)**	Form of 2006 Stock Option Plan (1)

10.1(b)	Form of Stock Option Agreement (1)

10.1(c)**	Amendment to the 2006 Stock Option Plan (6)

10.2	Separation Agreement between UPG and Randy Hardin (2)

10.3**	Form of Ian Edmonds Employment Agreement (7)

10.4**	Form of Mimi Tan Employment Agreement (1)

10.5	Amended and Restated Revolving Credit and Security Agreement with Compass Bank dated June 19, 2007 (8)

10.6	Asset Purchase Agreement for Monarch Hunting Products dated September 19, 2008. (5)

10.7	Real Property Lease for 1720 Hayden Drive, Carrollton, Texas (1)

10.8	Real Property Lease for 11605-B North Santa Fe, Oklahoma City, Oklahoma (1)

10.9	Real Property Lease for Las Vegas, Nevada (1)

10.10	Termination Agreement with Stan Battat d/b/a Import Consultants (3)

10.11(a)	Form of Promissory Note in the amount of $2,850,000 payable to Zunicom (1)

10.11(b)	Form of Promissory Note in the amount of $3,000,000 payable to Zunicom (1)

10.13	Third Party Logistics & Purchase Agreement, dated as of November 3, 2008, with Brinks Home Security, Inc., (currently Broadview Security, Inc.) (4)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

**	Management Contract, compensatory plan or arrangement.

(1)	Incorporated by reference to the Exhibit with the same number to our Registration Statement on Form S-1 (SEC File No. 333-137265) effective as of December 20, 2006.

(2)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 23, 2009.

(3)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 17, 2009.

(4)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2008.

(5)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 25, 2008.

(6)	Incorporated by reference to Exhibit 10.1(c) to our Annual Report on Form 10-K for the year ended December 31, 2008.

(7)	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009.

(8)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed on August 6, 2007.

*                     *                      *

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Power Group, Inc.

Date: November 13, 2009	/s/Ian Edmonds

Ian Edmonds
President and Chief Executive Officer
(Principal Executive Officer)

/s/Ian Edmonds

Ian Edmonds Interim Chief Financial Officer (Principal Financial and Accounting Officer)