Form 10-K
period 2009-12-31
UNIVERSAL POWER GROUP INC.
filed 2010-03-31
CIK 1372000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☑

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $4,861,522 based on the price at which the common equity was last sold on the NYSE Amex as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s classes of common equity as of March 29, 2010 was 5,000,000.

DOCUMENTS INCORPORATED BY REFERENCE
None

FORWARD-LOOKING STATEMENTS

          This report includes forward-looking statements as the term is defined in the Private Securities Litigation Reform Act of 1995 or by the U.S. Securities and Exchange Commission in its rules, regulations and releases, regarding, among other things, all statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors, described in “Risk Factors” and elsewhere in this report, which could adversely affect our business and financial performance. In addition, our past results of operations do not necessarily indicate our future results. Finally, the third-party logistics services business and the battery and related power accessory supply and distribution business are highly competitive and rapidly changing. New risk factors emerge from time to time and it is not possible for us to anticipate all the relevant risks to our business. We cannot assess the impact of all such risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Corporate History

          We were organized in July 1968 under the laws of Texas. Our principal executive office is located at 1720 Hayden Drive, Carrollton, Texas 75006, and our telephone number is (469) 892-1122. Our web address is www.upgi.com. We have one active subsidiary, Monarch Outdoor Adventures dba Monarch Hunting, which is located at 6112 West Pioneer Parkway (Highway 303), Arlington, Texas 76013, incorporated in Texas, and three inactive wholly owned subsidiaries, two of which are incorporated in Texas and one of which is incorporated in Nevada. Until December 20, 2006, we operated as a wholly owned consolidated subsidiary of Zunicom, Inc. (“Zunicom”), a Texas corporation, whose stock is traded on the OTC Bulletin Board under the symbol “ZNCM.OB.” On December 21, 2006, we sold 2,000,000 shares of our common stock in an underwritten initial public offering (“IPO”). In addition, in the offering Zunicom sold 1,000,000 shares of our common stock that it owned, reducing its ownership interest in us to 40%. Notwithstanding the fact that Zunicom no longer owns a controlling interest in us, it still has significant influence.

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

          Our customers include original equipment manufacturers (OEMs), distributors and both online and traditional retailers. Our products represent basic energy solutions to a wide variety of existing applications in a broad market spectrum. They are used in a diverse and growing range of industries and applications including automotive, medical mobility, consumer goods, electronics, marine, hunting, security and surveillance, telecommunications, uninterruptible power supply, power sports, solar and portable power.

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

Third Party Logistics

          We are also a third-party logistics services provider specializing in supply chain management and value-added services, designed to help customers optimize performance by allowing them to outsource supply chain management functions. Our supply chain management services include inventory sourcing, procurement, warehousing and fulfillment. Our value-added services include custom battery pack assembly, custom kitting, private labeling, product development and engineering, graphic design and sales and marketing.

          We believe that the demand for third-party logistics and supply chain management solutions is growing, particularly with globalization. To be successful, businesses have not only to excel in their core competencies, but they must also execute their supply chain processes quickly and accurately. To remain competitive, businesses strive to identify ways to more efficiently manage their supply chain and streamline their logistics processes by minimizing inventory levels, reducing order and cash-to-cash cycle lengths and outsourcing manufacturing and assembly operations to low-cost locations. An efficient supply chain has become a critical element to improving financial performance. As a result, businesses are increasingly turning to organizations that provide a broad array of logistics and supply chain solutions. These trends have been further facilitated by the rapid growth of technology enabling seamless electronic interfaces between systems of service providers and their customers.

Industry Background

          The battery and related power accessory industry is one of the largest and growing multi-billion dollar industries in the United States. Batteries serve as an energy storage solution for a wide range of consumer and commercial products including computers, PDAs, electronic devices, motorcycles, lawnmowers, medical scooters, boats, solar panels and security systems. We believe that the growth in consumer and industrial demand for battery power will continue to be a trend for the future as technological advances and globalization set the stage for a more productive, mobile and portable society.

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

Our Products and Services

          The principle products we handle as a distributor are as follows:

•

Batteries. We are one of the leading domestic distributors of SLA, absorbent glass mat and gel batteries, all of which have been designated as non-hazardous by the U.S. Department of Transportation. We maintain a broad inventory of UPG-branded and private-label SLA batteries that we sell to retailers and distributors for consumer and industrial applications, and to OEMs. Our SLA batteries cater to a wide range of markets including automotive, trailer, security, marine, medical mobility, hunting and solar. Our Adventure Power® product line is a complete line of powersport batteries for the outdoor recreational and sporting markets, which includes motorcycles, jet skis, ATVs and snowmobiles. We continue to develop and provide new battery sizes for varying applications to meet customer and market needs.

We also stock and distribute a broad range of UPG-branded and private-label batteries of most chemistries, including nickel-cadmium, lithium, lithium polymer, nickel metal hydride, alkaline and carbon-zinc batteries, which are used primarily in consumer electronic products.

Our proprietary brands include the names Universal Battery, Universal and Adventure Power®.

We offer value-added custom battery pack assembly services and were one of the first authorized Panasonic modification centers in the United States to build custom-designed Panasonic battery packs.

•

Power accessories, such as battery chargers, jump-starters, 12-volt power accessories and solar panels. To complement our battery offerings, we have an expanding line of power inverters, battery chargers and maintainers for various applications such as automotive, marine, hunting, motorcycles and medical scooters. We also offer tailored charging solutions for specialized applications.

Our line of jump-starters, branded Starter-Up™, are portable sources of 12-volt DC power used primarily as emergency starting power sources on failed automobile and marine batteries. These jump-starters may be used to power many accessories including cell phones, laptops and radios sold to various retailers.

Under our licensing agreement with Eveready Battery Company/Energizer, we developed and are now marketing and selling Energizer-branded automotive battery chargers and maintainers, automotive jump-starters and power inverters.

We also have a line of break-away kits for trailers and our 12-volt DC accessory line which includes electric auto jacks, impact wrenches, cordless air compressors, spotlights, and others that plug into cigarette lighter sockets or any 12-volt DC power source.

Our renewable power products now include solar panels, chargers and kits for use in various applications, including outdoor recreational activities such as hunting and camping.

•

Security products. We carry a broad line of residential and commercial security products including alarm panels, perimeter access controls, transformers, sirens, horns, wire and cable and other related products.

We continue to actively explore, research and develop new and innovative products to add to our broad spectrum of product offerings.

Our logistics services include:

•

Inventory sourcing and procurement. We effectively source products for our customers and help lower their costs through our long-standing and strategic relationships with manufacturers in Asia,. We see this as a competitive advantage that will help us further secure and enhance customer relationships. Depending on customer needs, we can arrange to have the manufacturer ship directly to them or, alternatively, we can stock inventory for a customer in our warehouse according to their inventory needs and deliver as required. In some situations, based on customer qualification, we purchase and take ownership of the inventory on the customer’s behalf. Traditional logistics and fulfillment providers merely warehouse and distribute products leaving inventory ownership to the customer. We believe our ability to offer adaptive, flexible and tailored solutions to our customers gives us a competitive advantage.

•

Warehousing and distribution. Our primary distribution center is located in Carrollton, Texas, a suburb that is part of the Dallas-Ft. Worth metroplex demographic market. This prime location allows easy access to national and international markets and enables us to facilitate efficient, quick delivery and fulfillment of products nationwide. We also have regional logistics centers in Oklahoma City, Oklahoma, Columbus, Georgia and Las Vegas, Nevada, which provide additional distribution points to support additional and varying customer needs.

•

Engineering design assistance, custom assembly and kitting. We offer engineering design assistance services for specialized applications. As an example, we have the ability to develop custom battery packs for applications such as cordless phones, door locks, medical equipment, surveillance tools and toys. We have the expertise to cater for small businesses and larger scale projects such as for OEMs. Battery packs are custom assembled to order in nearly all instances and depending on scope of requirements, our customers have the flexibility of having packs built in-house at our Carrollton facilities or in China.

We also custom kit products and components as requested by customers. For instance, as a value-added service, we can pick and repackage products and components into shippable units.

•

Graphic design and marketing. We offer branding, packaging design and marketing services to assist customers in bringing their product from development to packaged product. In some instances, we help promote and sell the finished product through our sales and marketing team, trade shows and distribution network.

•

Recycling. As an additional value-added service to our customers, and in doing our part in environmental conservation, we help coordinate pick up of all their used or “spent” SLA batteries with EPA authorized haulers to deliver to EPA authorized smelters for recycling.

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

•

Enhance information technology capabilities. We provide a customized web portal interface for our customers allowing them to easily place orders online with access to and management of their fulfillment needs. We believe that in the coming years an increasing number of transactions in this industry will be processed online. As a result, we plan to further expand the functionality and utilization of our website in such a way that it will become more accessible and user-friendly.

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

Quality Controls and ISO Certification

          We adhere to a quality management system that ensures that our operations are performed within the confines of increasing strictness in quality control programs and traceability procedures. As a result, our distribution facility has successfully completed procedure and quality audits and earned certification under the international quality standard of ISO 9001:2000. The International Standards Organization (ISO), created by the European Economic Community (EEC), established this quality standard. The ISO created uniform standards of measuring processes, traceability, procedures and quality control in order to assist and facilitate business within the EEC. This voluntary certification is a testimony of our commitment to consistently provide products that enhance customer satisfaction and the assurance of conformity to customer and applicable regulatory requirements.

          Product safety is a top priority and all of our products that have electrical or mechanical concerns are safety tested and approval listed by UL, CUL, CSA, CE, TUV, or other standards agencies as required by and relevant to each customer’s business location. These agency listings ensure that our products adhere to specific quality and consistency standards.

Customers

          Our customers include OEMs, contract electronics manufacturers, distributors, retailers and electronics manufacturing service providers that serve a broad range of industries including: automotive, marine, sports and recreation, medical mobility and other medical equipment, security and surveillance, consumer goods and electronics, telecommunications and solar. Our customer list includes over 2,500 active accounts. We define an active account as any customer who has purchased goods from us within the last two years. Our largest customer is Broadview Security for whom we function as a supply chain manager throughout the United States and Canada. In 2009, Broadview Security accounted for approximately 36% of our net sales. Broadview Security is our only customer that accounted for more than 10% of our net sales. Our agreement with Broadview expires in November 2010, but will continue to renew automatically for successive one-year terms until either party terminates the agreement by giving the other party 120-days prior written notice.

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

Sources and Availability of Products

          We purchase products from both domestic and foreign manufacturers. In 2009, we purchased products from over 200 suppliers. During 2009, approximately 54% of our purchases were from domestic suppliers and 46% were from foreign suppliers. Approximately 51% of our 2008 purchases were from domestic suppliers and 49% were from foreign suppliers. In addition, even though we purchase approximately 76% of our batteries from a single source, we believe that if that relationship were to terminate we would be able to re-source those products from other suppliers quickly, although our costs may be higher.

          We have significant long-term relationships with manufacturers located in Asia, principally China. Other suppliers are located in Taiwan and Malaysia. In March 2009, in an effort to improve efficiencies within our sourcing channels, we entered into an agreement with our primary independent sourcing agent, canceling our relationship. As part of this agreement, the sourcing agent assigned to us all of his North American distribution rights on products manufactured by certain factories including our primary battery supplier. Through closer partnerships with our suppliers, we anticipate additional opportunities to enhance productivity and efficiency in our supply chain. Part of this strategy includes working directly with our suppliers to improve the competitive advantages of the products, and improve production scheduling and better manage lead times to reduce inventory requirements. We are also exploring opportunities to supplement our supply base in low-cost countries through potential partnerships with suppliers in China and other areas of Asia. In 2009, none of our product purchases were commissionable to the independent sourcing agent. In 2008, approximately 45% of our product purchases were commissionable to the independent sourcing agent including purchases from our largest overseas supplier, representing approximately 38% of our total product purchases and 92% of our battery purchases in 2008.

Competition

          We compete with numerous, well-established companies, many of which are larger and have greater capital and management resources than we do. Our principal competitors include battery distributors and logistics companies, shippers, which provide supply chain management services, as well as companies like us that are both distributors and logistics providers and distributors. However, because of our broad platform of battery and power accessory offerings and our third party logistics expertise, we believe we have a competitive advantage. Our competitors include international, national, regional and local companies in a variety of industries.

          We compete primarily based on price, inventory availability, flexibility, scope of services, quality of products and services, delivery time and customer relationships. Our ability to remain competitive will largely depend on our ability to (i) continue to source products competitively and efficiently, (ii) develop new and alternative sources that are comparable in terms of price and quality and (iii) anticipate and respond to customer demands and preferences and trends affecting the industry, such as new product introductions and pricing strategies, consumer and demographic trends, international, national, regional and local economic conditions including those affecting prices of raw materials and shipping.

          Distribution

          In the battery and power accessory business, we compete with battery and other electronics distributors or manufacturers. We offer a wider range of battery chemistries and related power accessories and can be more responsive in developing niche markets and responding to customer needs, market changes and other trends.

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

          Third Party Logistics

          In the third-party logistics business, we compete with traditional logistics service providers. In general, many of these companies provide freight transportation services but could also provide supply chain management solutions. In comparison, we provide limited in-house freight transportation services. This could make us a less attractive alternative to some potential customers. However, we do engage freight forwarding companies to work with us on consolidating and securing price competitive freight transportation services. We also compete directly with large overnight shipping companies who have begun to market themselves as supply chain management service providers.

          We differentiate ourselves from other logistics companies in our overall knowledge, experience and understanding of customer needs and requirements coupled with our breadth of services. We believe our competitive advantages include the following:

•

Well-established sourcing contacts. Our established relationships with qualified manufacturers in Asia, principally China enable us to provide our customers with competitive pricing, reliable quality and timely shipments.

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

•

National distribution. Our primary logistics center and warehouse facility is strategically located in the Dallas, Texas metroplex; regional logistics centers are located in Oklahoma City, Oklahoma, Columbus, Georgia and Las Vegas, Nevada. As a result, we can deliver products to almost any location in the continental United States within 24 to 48 hours.

•

Value-added services. We offer additional services not commonly provided by other third-party logistics or supply chain service providers, such as sourcing, custom kitting, battery pack assembly, product development, private labeling and coordinating customers with licensed EPA approved handlers for their battery recycling efforts.

•

Broad industry experience; experienced management and support professionals. We have been in business for more than 40 years and have extensive knowledge of our markets and products. We also have a dedicated and experienced management team coupled with an excellent support staff.

•

Reputation for quality. Since our inception, we have built a reputation based on the quality of our products, the timeliness of our deliveries and our responsiveness to customer needs. We believe that our commitment to customer satisfaction and our sourcing expertise have helped us in the industry as a premier supplier of batteries and related power accessories. We have been ISO 9001:2000 certified since October 2003.

Marketing and Sales

          We employ marketing, sales and sales support to actively pursue new business opportunities and in order to retain and grow existing accounts. We also engage outside sales representatives. We use a variety of techniques to market our products including: (i) direct marketing through personal visits to customers by management, sales and sales representatives; (ii) general advertising, sales referrals and marketing support from component manufacturers; (iii) telemarketing; (iv) participation in industry tradeshows; and (v) our website. We are pursuing more advertising including direct mail, additional trade and magazine publications and online advertising as our product offerings and customer base determine.

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

Intellectual Property

          We own a number of trademarks, trade names, service marks and service names, some of which are registered. These marks and names include the following: Adventure Power®, All in One®, Batteries & Beyond®, Charge N’ Start®, Starter-Up™, UB Scootin®, UNILOK®, Let Us Power You® and UPG™. We believe that these marks are important and have helped us develop a brand identity in certain markets and in connection with certain products. We also license Energizer® on an exclusive and non-exclusive basis from Eveready Battery Company.

Warranties

          We offer warranties of various lengths ranging from 90 days to three years. We also pass along any applicable manufacturer’s warranty. Our warranty is only for product defects. To date, we have had minimal warranty claims.

Government Regulation and Environmental Matters

          Except for usual and customary business licenses, permits and regulations, our business is not subject to governmental regulations or approvals. We believe that we comply with all relevant federal, state and local environmental regulations and do not expect to incur any significant costs to maintain compliance with such regulations. Failure to comply with applicable regulations or to maintain required permits or licenses could result in substantial fines or revocation of our permits or authorities. We cannot give assurance as to the degree or cost of future regulations on our business.

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

Employees

          At December 31, 2009, we had 106 employees all of which were full-time. We do not have collective bargaining agreements with respect to any of our employees. We have not experienced any work stoppages and we believe we have good relations with our employees.

ITEM 1A.	RISK FACTORS

          In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating our business, including our financial statements and the notes to those statements and us. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our business, results of operations or financial condition in the future. If any of the following risks and uncertainties develops into actual events, it could have an adverse impact on our business, results of operations or financial condition. Actual results could differ materially from those projected in the forward- looking statements contained in this Form 10-K because of the risk factors discussed below and elsewhere.

Risks Relating to Our Business

          The recession has adversely affected our operating results.

          For the year ended December 31, 2009, net sales, operating income, net income before taxes and net (loss) all declined compared to the prior year. We cannot assure you that we will be able to reverse this trend in the current year. If we do not, the price of our common stock could decline.

          We derive a significant portion of our annual revenue from a single customer. If this customer were to terminate its relationship with us or even reduce its level of business with us our operating results would suffer.

          For the years ended December 31, 2009 and 2008, Broadview Security accounted for 36% and 35% of our net sales, respectively. At December 31, 2009, our Broadview Security receivable represented approximately 32% of our total accounts receivable as of that date, none of which was outside our terms with the customer (generally 30 days). If Broadview Security were to terminate its relationship with us or significantly reduce the level of business it does with us, it could have an adverse impact on our operating results. In addition, any adverse developments in Broadview Security’ business could have an adverse impact on our financial condition. The market price of our stock may be adversely affected because of this customer concentration.

          Our revolving credit agreement contains restrictive covenants that could impede our growth and our ability to compete.

          Our working capital requirements are significant. To fund our operations we rely on cash flow from operations and a $30.0 million working capital revolving credit facility. At December 31, 2009, the outstanding balance on our credit line was $15.2 million and at December 31, 2008, it was $14.4 million. At those dates, our total liabilities, including accounts payable, were $30.6 million and $37.0 million, respectively. The credit facility restricts us in many ways and these restrictions as well as the amount of the debt we carry at any one time may have an adverse impact on our business.

          First, all of our assets, including inventory and receivables, secure the indebtedness under the credit facility. If we were to breach any of the terms of our agreement with the bank and the bank were to exercise its right to declare a default and a court of competent jurisdiction were to determine that we are in default, the bank could foreclose on its security interests. Any foreclosure action could cause us to seek protection under the federal bankruptcy code, which, in turn, would have a material adverse effect on our ability to operate at a level required to maintain or achieve profitability, which, in turn, could adversely impact our business.

          Second, the agreement contains customary negative covenants restricting our ability to take certain actions without the lender’s consent, including incurring additional indebtedness, transferring or encumbering assets, paying dividends or making certain other payments, and acquiring other businesses. The payment of the loans may be accelerated prior to their maturity upon certain specified events of default, including failure to pay, bankruptcy, breach of covenants and breach of representations and warranties.

          Third, the agreement requires us to maintain various financial ratios and satisfy various other financial and operating requirements and conditions, including a borrowing base computation. These ratios and the borrowing base computation limit our ability to draw on the facility. In addition, failure to satisfy these ratios, requirements and conditions could result in a breach of the loan covenants, giving the bank the right to declare a default and commence proceedings to collect the debt. Our ability to satisfy these ratios, requirements and conditions may be affected by events that are beyond our control. These ratios, requirements and conditions together with the negative covenants may restrict or limit our operating flexibility, limit our flexibility in planning for and reacting to changes in our business and make us more vulnerable to economic downturns and competitive pressures.

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

          Finally, the borrowings under our credit facility are and will continue to be at a variable rate based upon prevailing interest rates, which exposes us to risk of increased interest rates.

          We depend on a limited number of suppliers. Any disruption in our ability to purchase products from our suppliers or any drastic changes in the prices we pay for our products could adversely affect our gross margins and profitability, which could have an adverse impact on our operating results.

          All of our products are manufactured and assembled by third-party manufacturers, many of which are located in Asia, principally China. We depend on these third-party manufacturers to supply us with quality products in a timely and efficient manner. If they fail to do so, we may have to find other sources to meet our inventory needs. This could result in increased costs that we may not be able to pass on to our customers, lost sales opportunities, and/or a decrease in customer satisfaction, which could damage our reputation.

          We purchased 40% and 36% in 2009 and 2008, respectively, from one supplier. We do not have a written agreement with this supplier. Our second largest supplier, based in China, accounted for 33% and 38% of our inventory purchases in 2009 and 2008, respectively, including 76% of our battery purchases. We continue to rely on that supplier as our principal source for batteries because of favorable pricing, the quality of the products and because it carries a broad range of battery chemistries and sizes. We believe that we obtain competitive pricing from them because of the volume of our purchases. If our relationship with that supplier was to terminate for any reason, or the factory could no longer provide us with favorable pricing, we could lose a significant competitive advantage and might have to source our purchases from multiple factories. This could have an adverse impact on the price we pay for batteries and other products and may adversely affect other factors such as the quality of our products and the timeliness of our shipments. This could then adversely affect our ability to meet customer expectations and damage our reputation.

          Any disruption in our ability to move our goods from the manufacturers to our logistics centers or from our logistics centers to our customers could result in lost business.

          Other than some of the items we purchase to fulfill our obligations to Broadview Security and its authorized dealers, substantially all of our products are manufactured outside the United States, and most of our products are then shipped from one of our logistics centers to our customers. As a result, we depend on third parties, principally shippers and shipping brokers, freight forwarders and customs brokers, to facilitate our transportation needs. Transportation delays or interruptions, such as those caused by labor strikes, natural disasters, terrorism, inspection delays, import restrictions, bad weather or acts of war, could impede our ability to deliver our products to our customers on a timely basis. These delays could damage our reputation and materially and adversely affect our operations and financial condition. In addition, these interruptions could increase our costs, if, for example, we were forced to ship our products via air rather than ocean freight or if insurance costs were to increase significantly as a result of terrorism or acts of war.

          We depend on foreign manufacturers, which expose us to various financial, political and economic risks.

          For the years ended December 31, 2009 and 2008, we purchased approximately 46% and 49%, respectively, of our products through foreign sources, predominantly in China. In some instances, particularly when we are dealing with a new supplier, we are required to finance the tooling cost that the factory incurs to meet our requirements. We are at risk if the factory cannot deliver the goods to us. The following could adversely affect our ability to sell certain products:

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

          Other governmental actions and policy changes, including anti-dumping and international antitrust legislation, could also adversely affect our ability to be competitive with respect to sales of products made up of imported components..

          Currency fluctuations could have a negative impact on financial performance, which may result in the loss of all or a portion of your investment in us.

          Although we record all of our transactions in U.S. dollars, adverse currency fluctuations could make components manufactured abroad more expensive, cause shortages due to unfavorable export conditions or cause our foreign suppliers to limit exports to the United States. Significant changes in the value of the Chinese Reminibi in relation to the U.S. dollar have increased the cost of goods and raw materials for Chinese manufacturers, which they are incorporating into the price of goods that we purchase from them. As a result, we cannot assure you that currency fluctuations will not have a material adverse effect on our operating results in the future.

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

          We cannot predict the timing or the severity of the cycles within our industry. In particular, it is difficult to predict how long and to what levels any industry upturn or downturn and/or general economic weakness will last or what impact terrorism, war, or other factors may have on our industry. The electronic components distribution industry has historically been affected by general economic downturns. These economic downturns have often had an adverse economic effect upon manufacturers, end-users of electronic components and electronic components distributors. Our industry also directly depends on the continued growth of the electronic components industry and indirectly on end-user demand for our customers’ products. The timing of new product developments, the life cycle of existing electronic products and the level of acceptance and growth of new products can also affect demand for electronic components. Due to changing conditions, our customers have experienced and may in the future experience, periods of inventory corrections that could have a significant negative impact on our results. We have supported in the past and expect in the future to support new technologies and emerging markets. If these new technologies and emerging markets are not widely accepted, our operating results could suffer significantly. Our operating results have significantly fluctuated in the past, and will likely fluctuate in the future, because of these market changes and factors.

          Our industry is susceptible to supply shortages and price volatility. Any delay or inability to obtain components or a significant increase in the price of components may have an adverse effect on our operating results.

          The electronics industry, in general, has been susceptible to supply shortages and price volatility. In part, these conditions are attributable to the price of lead and copper, the two principal raw materials used to manufacture electronic components, and the price of oil, which affects both manufacturing costs and shipping costs. Over the past few years, prices for lead and copper have increased significantly. In addition, the price of oil, a key factor in determining shipping rates, has been extremely volatile over the last couple of years. These price increases could lead to supply shortages as manufacturers hold up or delay production in the hope that prices will come down or because they do not have the capital to continue purchasing raw materials at the same level. These shortages could adversely impact our ability to satisfy customer demands, impairing not only our financial performance but jeopardizing our ongoing relationships with our customers. In addition, it is not always possible to pass along these price increases to our customers, which would have an unfavorable impact on our gross margins and overall profitability. On the other hand, as a result of price decreases, which are also possible when dealing with commodity-based products, we may experience periods when our investment in inventory exceeds the market price of such products. This could have a negative impact on our sales and gross profit.

          Our business model assumes that distributors will continue to play a significant role in the electronics industry, as a traditional distributor, as a logistics provider or as both. A reversal of the trend for distributors to play an increasing role in the electronic components industry could adversely affect our business.

          Traditionally, distributors have played an important role in the electronics industry serving as the bridge between the component manufacturers and OEMs, wholesalers and retailers. In recent years, there has been a growing trend for OEMs and contract electronics manufacturers to outsource their procurement, inventory and materials management processes to third parties, particularly electronic component distributors. We believe this trend has contributed and will continue to contribute to our growth. However, because of the Internet and other recent developments contributing to the “global economy,” OEMs and retailers have the opportunity to contract directly with the component manufacturers, bypassing the distributors. If that direct contact becomes a trend, our sales would be materially adversely affected.

          Competition in our industry is intense, which creates significant pricing pressures on our products and services. If we cannot compete effectively, our gross margins and profitability would be adversely impacted, which could have an adverse impact on the market price of our stock.

          We compete with numerous, well-established companies, many, if not most of which are larger and have greater capital and management resources. In addition, we are increasingly finding that manufacturers, particularly foreign manufacturers, are competing against us. We compete primarily based on price, inventory availability, scope of services, quality of products and services, delivery time and customer relationships. We expect competition to intensify in the future. To the extent our competitors have superior financial resources, they may be better able to withstand price competition and implement extensive promotional programs. They may also be able to offer a broader range of services.

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

          As part of our long-term growth strategy, we may undertake strategic acquisitions. If we are unable to address the risks associated with these acquisitions, our business operations may be disrupted and our financial performance may be impaired.

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

          For all these reasons, our pursuit of an overall acquisition or any individual acquisition could have a material adverse effect on our business, financial condition and results of operations. If we are unable to address successfully any of these risks, it could have an adverse impact on our business.

          Rapid growth in our business could strain our managerial, operational, financial, accounting and information systems, customer service staff and office resources. If we fail to manage our growth effectively, our business may be negatively impacted.

          In order to achieve our growth strategy, we will need to expand all aspects of our business, including our computer systems and related infrastructure, customer service capabilities and sales and marketing efforts. We cannot assure you that our infrastructure, technical staff and technical resources will adequately accommodate or facilitate our expanded operations. To be successful, we will need to continually improve our financial and managerial controls, billing systems, reporting systems and procedures, and we will need to continue to expand, train and manage our workforce. In addition, as we offer new products and services, we will need to increase the size and expand the training of our customer service staff to ensure that they can adequately respond to customer inquiries. If we fail to adequately train our customer service staff and provide staffing sufficient to support our new products and services, we may lose customers.

          Our success to date and our future success depend on our senior executives and other key personnel. If we lose the services of any of these individuals, our business will suffer.

          We depend substantially on the efforts and abilities of our senior executives and other key personnel. Our business and operations may be adversely impacted by the loss or interruption of the full-time service of one or more of these employees or if we cannot replace any of our senior executives or key employees quickly with someone of comparable skills.

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

          Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (S-Ox 404), we are required to furnish a report on our internal controls over financial reporting. The internal control report must contain (a) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (b) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (c) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective and (d) a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting. Management’s assessment report was completed for the period covered by this report and current rules require the independent registered public accounting firm’s attestation report must be completed before we file our annual report for the year ending December 31, 2010.

          We are subject to various governmental regulations that could adversely affect our business.

          Our operations are subject to various federal, state, and local regulatory requirements relating to employees, environmental, product disposal, and health and safety matters. We could become subject to liabilities because of a failure to comply with applicable laws and incur substantial costs to comply with existing, new, modified, or more stringent requirements. Demand for our products could also be affected by applicable state and local laws and regulations.

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

          Zunicom directly owns approximately 41% of our outstanding common stock. William Tan, our chairman, is also the chairman of Zunicom. Ian Edmonds, our president, chief executive officer, interim chief financial officer, a member of our board of directors (the “Board”) and the son-in-law of Mr. Tan, is also a member of the board of directors of Zunicom. As a result, Zunicom has significant influence over all matters requiring approval by our stockholders, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of influence could be disadvantageous to other stockholders with different interests, which could result in reducing our profitability. In addition, this concentration of share ownership, and the appearance of conflicts, even if such conflicts do not materialize, may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with a significant concentration of ownership among a limited number of shareholders.

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

          Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities. We have 5,000,000 shares of common stock issued and outstanding and an additional 2,300,000 shares of common stock reserved for future issuance as follows:

•	2,000,000 shares reserved for issuance under our 2006 Stock Option Plan, of which 1,371,842 are issuable upon exercise of outstanding options having a weighted exercise price of $6.65; and

•	300,000 shares underlying warrants issued to the underwriters of our initial public offering (“IPO”).

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

          Our amended and restated articles of incorporation and bylaws and the corporate laws of the State of Texas include provisions designed to provide the Board with time to consider whether a hostile takeover offer is in our and shareholders’ best interests, but could be utilized by the Board to deter a transaction that would provide shareholders with a premium over the market price of our shares. These provisions include the following: (i) the availability of authorized but unissued shares of common stock for issuance from time to time at the discretion of the Board; (ii) the availability of authorized shares of preferred stock, the number of which to be issued from time to time and their terms and conditions being solely in the discretion of the Board; (iii) provisions in our Bylaws enabling the Board to increase the size of the Board and to fill the vacancies created by the increase; and (iv) provisions in our Bylaws establishing advance notice procedures with regard to business to be presented at shareholder meetings or to director nominations (other than those by or at the direction of the Board). The Texas Business Organization Code also contains provisions intended to protect shareholders and prohibit or discourage various types of hostile takeover activities. These provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including under circumstances where our shareholders might otherwise receive a premium over the market price of our shares. These provisions may also have the effect of making it more difficult for third parties to cause the replacement of our current management and may limit the ability of our shareholders to approve transactions that they may deem to be in their best interests.

          We do not anticipate paying dividends in the foreseeable future. This could make our stock less attractive to potential investors.

          We anticipate that we will retain all future earnings and other cash resources for the future operation and development of our business, at the present time, and we do not intend to declare or pay any cash dividends in the future. Future payment of cash dividends will be at the discretion of the Board after taking into account many factors, including our operating results, financial condition and capital requirements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

          None.

ITEM 2.	PROPERTIES

          Our executive offices are located in Carrollton, Texas.

          On February 1, 2002, we entered into a lease for a logistics center in Carrollton, Texas, which was amended in March 2003 and November 2006. As amended, the lease covers a total of approximately 216,000 square feet and expires March 31, 2013. Monthly base payments for 2009 are approximately $41,900, $46,400 for 2010 through 2012 and $0 for the final three months, January 1, 2013 through March 31, 2013.

          On April 30, 2003, we entered into a lease agreement for approximately five years with approximately 5,000 square feet of retail and warehouse space in Oklahoma City, Oklahoma. We are leasing this space for approximately $1,700 per month. The lease expires July 31, 2010. We expect we will be able to renew this lease at comparable terms.

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

          On January 5, 2009, concurrent with the acquisition of Monarch, we entered into a new lease agreement for 87,000 square feet of retail and manufacturing space in Arlington, Texas. The lease term is from September 2008 through August 31, 2018. Base rent is $7,800 per month.

ITEM 3.	LEGAL PROCEEDINGS

          We are not a party to any legal proceedings that we consider material.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Our common stock is listed on the NYSE Amex under the symbol “UPG.” The following table sets forth for the periods indicated the high and low sale prices per share for our common stock, as reported on NYSE Amex. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Sale Prices

	High	Low

Fiscal year 2009
First Quarter	$3.24	$1.00
Second Quarter	$2.42	$1.09
Third Quarter	$2.90	$1.62
Fourth Quarter	$3.73	$1.83

Fiscal year 2008
First Quarter	$4.20	$2.65
Second Quarter	$5.12	$2.45
Third Quarter	$4.70	$2.43
Fourth Quarter	$3.63	$1.15

          On March 29, 2010, the closing price of our common stock was $3.85.

          No dividends have been declared or paid on our common stock since our IPO and none are anticipated at this time. We have no shares of preferred stock outstanding.

          As of March 29, 2010, the Company had 5,000,000 shares of common stock issued and outstanding held by approximately 563 shareholders of record.

ITEM 6.	SELECT CONSOLIDATED FINANCIAL DATA

          As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS EXECUTIVE SUMMARY

          Our key operating results for 2009 include the following:

•	Although net sales for the 2009 year were down 5.7%, gross profit margin increased 1.9% to 17.4% from 15.5% in 2008.

•

We reported a net operating income of $2.1 million in 2009 compared to net operating income of $3.2 million in 2008, the decrease was attributable primarily to settlement expenses of $2.5 million incurred in the first quarter of 2009 relating to our settlement agreement with Randy Hardin, in connection with his resignation and our agreement with our principal independent sourcing agent terminating our relationship with him. As reflected in the table below, excluding settlement charges, our net operating income for 2009, was approximately $4.7 million, an increase of approximately $1.4 million over net operating income for 2008.

•	Inventory levels were reduced by $6.3 million in 2009, in line with our commitment to reduce inventory levels from the high levels at the end of 2008.

•	Accounts receivable have decreased approximately $1.0 million and accounts payable have decreased by approximately $4.4 million since the end of 2008.

•

We completed a new, expanded $30 million credit agreement, including a $10 million accordion feature with Wells Fargo. The agreement terminates July 30, 2013, which is one year later than the termination date on our previous credit facility with Compass Bank, lowers our overall cost of capital and provides greater flexibility to grow the business.

•	We negotiated a 7.5% principal reduction in exchange for the early repayment of previously outstanding notes payable, due June 20, 2012.

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

	Financial Summary (Non-GAAP) (unaudited) December 31,

	2009	2008

Operating income and income before provision for income taxes as reported:
Operating expenses	$14,714,680	$15,063,398
Settlement expenses	2,529,345	—

Total operating expenses	17,244,025	15,063,398

Operating income	2,128,878	3,234,670
Other expense, net	(955,874)	(957,557)

Income before provision for income taxes	1,173,004	2,277,113

Non-GAAP measures to exclude settlement expenses from operating expenses:
Settlement expenses	2,529,345	—

Non-GAAP operating income	$4,658,223	$3,234,670

Non-GAAP income before provision for income taxes	$3,702,349	$2,277,113

          Our 2009 revenues from batteries, related power accessories and other products fell 5.8% to $61.0 million from $64.8 million for 2008. Revenues from Broadview Security and its authorized dealers decreased to $50.2 million, down 5.6% compared to $53.1 million for 2008. We believe this decrease primarily reflects slower growth in the residential housing market.

          We believe the decline in revenue in 2009 over 2008 reflects the change in consumer spending throughout the global economy. In addition to taking steps to manage the difficult economic conditions, we are also focused on developing higher-margin products and markets and diversifying our markets to minimize our exposure to the broader economy. We expanded our battery, charger and power accessory lines to better meet the evolving needs of our customers and ultimately, the end-user. We will continue to capitalize on favorable industry trends, such as the growing demand for productivity, mobility and portability in the consumer electronics industry.

          We are cautiously and diligently evaluating markets and acquisition opportunities that facilitate reaching our strategic objectives. We remain conservative on this front due to the economic climate. However, we believe that the 2008-2009 recession and the associated deterioration in stock values and market prices have created growth opportunities. We believe that with our strong balance sheet and operations, we are well-positioned to take advantage of these opportunities. We continue to make the necessary investments in our infrastructure, namely, our distribution facilities, our warehouse management system and our people, to support and facilitate our immediate and long-term growth objectives.

Results of Operations Year Ended December 31, 2009 Compared to December 31, 2008

          The following table compares our consolidated statement of operations data for the years ended December 31, 2009 and 2008. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the nature of revenues (sales of batteries and other power accessory products versus logistics or value added services) and the relative mix of products sold (batteries versus other power supply products), as well as the state of the general economy.

In addition, our operating results in future periods may also be affected by acquisitions.

	For the years ended December 31,

	2009		2008

	Amount	Percent	Amount	Percent

	(dollars in thousands)
Net sales	$111,171	100.0%	$117,898	100.0%
Cost of sales	91,798	82.6%	99,600	84.5%

Gross profit	19,373	17.4%	18,298	15.5%

Operating expenses	14,715	13.2%	15,063	12.8%

Settlement expenses	2,529	2.3%	—	—

Total operating expenses	17,244	15.5%	15,063	12.8%

Operating income	2,129	1.9%	3,235	2.7%

Interest expense, net	(953)	(0.9%)	(1,003)	(0.9%)

Other income/expense	(3)	—	45	—

Income before provision for income taxes	1,173	1.1%	2,277	1.9%

Provision for income taxes	(1,308)	(1.2%)	(1,051)	(0.9%)

Net income (loss)	$(135)	—	$1,226	1.0%

          Net Sales

          Net sales for the year ended December 31, 2009 were $111.2 million compared to net revenues of $117.9 million for the similar period in 2008, a decrease of $6.7 million, or 5.7%. Revenues from Broadview Security and its authorized dealers, was $50.2 million for 2009 compared to $53.1 million in the 2008 period, a decrease of $2.9 million, or 5.6%. As most of our Broadview Security business is related to residential security systems, we attribute this decrease primarily to the overall slowdown in the residential construction industry, thus slowing the demand. Revenues from batteries, related power accessories and other products decreased $3.8 million to approximately $61.0 million in 2009 from $64.8 million in 2008, or 5.8%.

          Cost of sales

          Cost of sales is comprised of the base product cost, commissions to sourcing agents, freight, duty and servicing fees where applicable. Cost of sales totaled $91.8 million for the year ended December 31, 2009, compared to $99.6 million in the comparable 2008 period, a decrease of $7.8 million, or 7.8%. Cost of sales as a percentage of sales decreased to 82.6% in the 2009 period from 84.5% for 2008. This cost decrease was attributable to reduced volatility on raw material costs and improved efficiencies across our supply chain, offset by a decrease in sales to Broadview Security and its authorized dealers. Our overall gross margin for the year ended December 31, 2009, was approximately 17.4% compared to a gross margin of 15.5% for the comparable period in 2008.

          Operating expenses

          Selling, general and administrative expenses increased approximately $2.2 million or 14.5% to approximately $17.2 million from $15.1 million for 2008. Increased operating expenses include $2.5 million attributable to settlement costs (as described further below), $0.4 million for facilities costs (of which $0.3 million are attributable to Monarch), $0.2 million each for increased marketing, insurance and various other costs, offset by decreases of $0.7 million in bad debt expense and $0.3 million in personnel and entertainment costs.

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

          Operating income

          Operating income for the year ended December 31, 2009 decreased $1.1 million, or 34.2%, compared to the comparable period in 2008. Non-GAAP operating income, excluding settlement costs of $2.5 million, for the 2009 period was $4.7 million, a 44.0% increase over 2008.

          Interest expense

          Our interest expense totaled $1.0 million for the year ended December 31, 2009 compared to $1.0 million for the year ended December 31, 2008. For the year ended December 31, 2009 the average outstanding loan balance on our line of credit was $12.6 million, compared to $11.3 million for the year ended December 31, 2008.

Liquidity

          We had cash and cash equivalents of $2.1 million and $0.3 million at December 31, 2009 and 2008, respectively.

          Net cash provided by operating activities was $5.9 million through December 2009 compared to cash provided by operations of $0.6 million for 2008. The net cash provided by operating activities during 2009 is due primarily to a decrease of $5.9 million in inventories, an increase in accrued settlement expenses of $1.6 million, non-cash charges for depreciation, amortization, provision for bad debts and obsolete inventory, loss on disposal of property, deferred income taxes and stock based compensation expense of $1.6 million, a decrease in income tax receivable/payable of $0.9 million and a decrease in accounts receivable of $0.6 million, offset by a decrease in accounts payable of approximately $4.4 million and changes in various other accounts of $0.6 million.

          Cash used in investing activities was $0.05 million through December 2009 compared to $1.8 million for 2008. The cash used during 2009 was for purchases of property and equipment as well as the purchase of the Monarch assets, offset by the change in restricted cash previously set aside for the acquisition. The cash used in 2008 was related to purchases of property and equipment totaling approximately $0.9 million and $0.9 million in restricted cash deposited in escrow for the purchase of the Monarch assets.

          Net cash used in financing activities during 2009 was $4.1 million compared to $0.8 million provided by financing activities for 2008. The net cash used in financing activities for 2009 included $4.9 million for payment of notes payable to Zunicom and $0.8 million net change in our line of credit. The net cash provided by financing activities for 2008 included a $1.5 million net change in our line of credit and a $0.7 million reduction in our notes payable to Zunicom.

          On December 16, 2009, we entered into a credit agreement with Wells Fargo to provide us with a new revolving credit facility. The agreement with Wells Fargo provides that we may borrow up to $30.0 million, with the possibility that we can increase the line to $40.0 million if we can satisfy certain defined criteria. All of our assets secure our obligations under the agreement. Our borrowing availability depends on our level of accounts receivable and inventory. For each borrowing, we have the option to choose a “Base Rate” or “Eurodollar” loan. Interest on Base Rate Loans is payable quarterly and interest on Eurodollar Loans is generally payable monthly or quarterly as selected by the Company. The annual rate of interest payable on Base Rate and Eurodollar loans fluctuate depending upon a number of factors, all as described in the Agreement. At December 31, 2009, the interest rate was 2.75%. The Agreement terminates on July 30, 2013.

          The credit agreement contains customary negative covenants restricting our ability to take certain actions without Wells Fargo’s consent, including incurring additional indebtedness, transferring or encumbering assets, paying dividends or making certain other payments, and acquiring other businesses. If there is an “event of default”, including failure to pay, bankruptcy, breach of covenants and breach of representations and warranties, all amounts outstanding under the credit facility will become immediately due and payable. The line’s availability is based on a borrowing formula, which allows for borrowings equal to 80% of our eligible accounts receivable and a percentage of eligible inventory. In addition, we must maintain certain financial covenants on a quarterly basis.

          Upon closing of the new credit facility, we immediately borrowed $14.3 million; of which $10.5 million was used to repay the amounts due to Compass Bank under our old credit facility and approximately $3.8 million was used to settle the liability evidenced by the notes held by Zunicom, Inc. Those notes had an aggregate outstanding principal amount of $4.0 million plus accrued and unpaid interest of $50,000. As Zunicom is a related party, the gain on extinguishment of those notes resulted in the gain net of income taxes being recorded as additional paid-in capital.

          At December 31, 2009, approximately $15.2 million was outstanding under the line of credit and approximately $5.7 million remained available for borrowings under the line of credit based on the borrowing formula.

          As a result of the refinancing of our line of credit, the interest swap agreement we had entered into with Compass Bank in June, 2008 was terminated. The swap agreement had “locked-in” a fixed rate of 5.85% on the first $6.0 million outstanding under the line of credit, thus swapping the fixed rate for the current variable rate as calculated under the original loan agreement with Compass Bank through its maturity date of July 5, 2012. The interest rate swap was accounted for as an effective cash flow hedge and the unrealized gains or losses related to the change in fair value were recorded in accumulated other comprehensive income (loss). As a result of the termination of the interest swap agreement, we discontinued hedge accounting on December 16, 2009. The de-designation of cash flow hedges requires that the net derivative gain or loss related to the discontinued cash flow hedge should continue to be reported in accumulated other comprehensive income (loss), unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. We continue to incur interest expense commensurate with our original, hedged risk, and there is currently no indication that interest payments on the hedged transaction would not continue. Therefore, the realized loss related to this derivative will not be recognized immediately and will remain in accumulated other comprehensive income (loss). These losses are reclassified into earnings over the contractual terms of the swap agreement starting as of December 16, 2009.

Capital Resources

          At December 31, 2009 we did not have any material commitments for capital expenditures. We may enter into various commitments during 2010 if expansion opportunities arise. Material items will be disclosed in press releases and other appropriate filings as they develop. We have no off balance sheet financing arrangements.

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

     Revenue Recognition

          We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured.

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

          We sell products to several customers in bulk quantities. We obtain the order from the customer and arrange for the delivery of the product directly from our vendor to the customer to reduce freight costs and wear and tear on the product from excessive handling. We refer to these transactions as “drop shipments” because the product is shipped directly from our vendor to our customer. Revenues from drop shipment transactions are recognized on a gross basis at the time the customer takes title to the product.

     Income Taxes

          Our provision for income taxes and effective tax rates are calculated by legal entity and jurisdiction and are based on a number of factors, including our income tax planning strategies, differences between tax laws and accounting rules, statutory tax rates and credits, uncertain tax positions and valuation allowances. We use significant judgment and estimates in evaluating our tax positions.

          Tax law and accounting rules often differ as to the timing and treatment of certain items of income and expense. As a result, the tax rate reflected in our tax return (our current tax rate) is different from the tax rate reflected in our Consolidated Financial Statements. Some of the differences are permanent, while other differences are temporary as they reverse over time. We record deferred tax assets and liabilities for any temporary differences between the assets and liabilities in our Consolidated Financial Statements and their respective tax bases. We establish valuation allowances when we believe it is more likely than not that our deferred tax assets will not be realized. Changes in future taxable income, tax liabilities and our tax planning strategies may impact our effective tax rate, valuation allowances and the associated carrying value of our deferred tax assets and liabilities.

          At any one time our tax returns for various tax years are subject to examination by U.S. Federal and state taxing jurisdictions. We establish tax liabilities in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” also codified under ASC 740. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes for income tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more- likely-than-not to be sustained. An uncertain income tax position will not be recognized in the financial statements unless it is more-likely-than-not to be sustained. We adjust these tax liabilities, as well as the related interest and penalties, based on the latest facts and circumstances, including recently published rulings, court cases and outcomes of tax audits. To the extent our actual tax liability differs from our established tax liabilities for unrecognized tax benefits, our effective tax rate may be materially impacted. While it is often difficult to predict the final outcome of, the timing of, or the tax treatment of any particular tax position or deduction, we believe that our tax balances reflect the more-likely-than-not outcome of known tax contingencies.

Accounts Receivable

          Trade accounts receivable are stated at the amount we expect to collect. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, we provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Stock-Based Compensation

          We account for stock options under accounting provisions that require the recognition of the fair value of stock-based compensation. Under these fair value recognition provisions, we estimate stock-based compensation cost at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions, including estimating stock price volatility, forfeiture rates and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class and historical experience. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Recent Accounting Pronouncements

          Effective January 1, 2009, we adopted a newly issued standard of accounting for business combinations. This standard establishes requirements for an acquirer to record the assets acquired, liabilities assumed, and any related non-controlling interests related to the acquisition of a controlled subsidiary, measured at fair value, as of the acquisition date. The adoption of this standard has not had a material impact on our financial statements, but may have a material impact on our financial position, operations and cash flows if we complete significant acquisitions in the future.

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

          b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

          c) Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our fiscal fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

          None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

          The names, ages and titles of our executive officers and directors, as of March 1, 2010, are as follows:

Name	Age	Positions

Ian Colin Edmonds	38	Chief Executive Officer, President, Interim Chief Financial Officer and a Director
Mimi Tan	36	Senior Vice President Business Development and Marketing and Corporate Secretary
Julie Sansom-Reese	47	Senior Vice President of Finance and Treasurer
Ramin Salehi	36	Senior Vice President of Supply Chain and Information Technology
William Tan	66	Chairman of the Board
Leslie Bernhard	65	Director
Robert M. Gutkowski	61	Director
Hyun (Joyce) Park	38	Director

          IAN COLIN EDMONDS has been a director since January 1999, our chief executive officer and president since June 1, 2009, and our interim chief financial officer since December 12, 2008. Prior to being appointed chief executive officer and president he was, serving in those positions on an interim basis since January 21, 2009, our chief operating officer since May 2002, and our executive vice president since October 2006. Mr. Edmonds also serves as a director of Zunicom, Inc. (OTCBB: ZNCM) (“Zunicom”), the owner of approximately 41% of our outstanding Common Stock, and from July 1997 through December 2006 served as an officer, first as vice president and from April 2003 as executive vice president of Zunicom. He also served as a director of AlphaNet, Inc. a wholly-owned subsidiary of Zunicom, from October 1999 through December 2006. Mr. Edmonds holds a Bachelors Degree in Marketing with a Minor in Statistics from the University of Denver. Mr. Edmonds is the husband of Mimi Tan and the son-in-law of William Tan.

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

          RAMIN SALEHI joined the company in September 1997 as a database design analyst. In December of 2006, Mr. Salehi was appointed senior vice president of supply chain and information technology. In November 2009, he was appointed senior vice president of operations. He is responsible for the overall direction and tactical execution of supply chain and information systems operations of the company. Mr. Salehi holds a Bachelor of Science degree in Computer Systems Design from the University of Houston – Clear Lake.

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

          HYUN (JOYCE) PARK became a director in 2009. She has been the First Vice President and a manager at Hanmi Bank, a California community bank, since August 2002. Ms. Park has a background in compliance and auditing from her experience as an internal auditor at Nara Bank, N.A., from March 2000 through August 2002 and a staff auditor for Deloitte & Touche, LLP, from November 1997 through March 2000. She holds a Bachelor of Science in Business Administration from California State University, Northridge.

Board Composition

          The Board currently consists of five directors. Each director is elected for a term of one year and serves until a successor is duly elected and qualified or until his or her death, resignation or removal. William Tan, Chairman of the Board, is the father of Mimi Tan and the father-in-law of Ian Edmonds.

Disclosure of Director Qualifications

          The Board , acting through the Nominating and Corporate Governance Committee, is responsible for assembling for stockholder consideration a group of nominees that, taken together, have the experience, qualifications, attributes, and skills appropriate for functioning effectively as a Board. The Nominating and Corporate Governance Committee regularly reviews the composition of the Board in light of changing circumstances, its assessment of the Board’s performance, and the inputs of stockholders and other key constituencies.

          The Nominating and Corporate Governance Committee looks for certain characteristics common to all Board members, including integrity, strong professional reputation and record of achievement, constructive and collegial personal attributes, and the ability and commitment to devote sufficient time and energy to Board service.

          In addition, the Nominating and Corporate Governance Committee seeks to include on the Board a complementary mix of individuals with diverse backgrounds and skills reflecting the broad set of challenges that the Board confronts. These individual qualities can include matters like experience in the company’s industry, technical experience (for example, financial or technological expertise), experience gained in situations comparable to the company’s (e.g., financial service companies, growth companies, and companies that grow through acquisitions), leadership experience, and relevant geographical experience.

Director Independence

          A majority of the Board is independent, as required by and as defined in Section 803(A) of the NYSE Amex listing standards. We believe that Messrs. Gutkowski, Ms. Bernhard and Ms. Park are independent under those standards. A director is considered independent as long as he or she does not have a relationship with the company or management that would interfere with the exercise of independent judgment in carrying out the director’s responsibilities.

          In determining director independence, the Board applies the independence standards set by NYSE Amex. In its application of such standards, the Board takes into consideration all transactions with independent directors and the impact of such transactions, if any, on any of the independent directors’ ability to continue to serve on the Board. To that end, for the fiscal year ended 2009, the Board considered all the fees paid to the independent directors disclosed below in “Item 11 – Executive Compensation – Compensation of Directors”, and determined that those transactions were within the limits of the independence standards set by NYSE Amex and did not impact their ability to continue to serve as independent directors.

Board Meetings

          The Board met six times during 2009. A majority of the directors attended all of the meetings of the Board. All persons who were directors during 2009 attended at least 75% of these meetings. Absent special circumstance, each director is expected to attend the annual meeting of shareholders.

          Audit Committee. The Audit Committee members consist of Leslie Bernhard, who serves as chairperson, and Robert M. Gutkowski. The Board has determined that Leslie Bernhard is an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K, and “independent” for purposes of NYSE Amex listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934.

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

          Compensation Committee. The Compensation Committee members consist of Leslie Bernhard, who serves as chairperson, and Joyce Park. The Compensation Committee assists the Board in determining the development plans and compensation of our officers, directors and employees. Specific responsibilities include the following:

•	approving the compensation and benefits of our executive officers;

•	reviewing the performance objectives and actual performance of our officers; and

•	administering our stock option and other equity and incentive compensation plans.

The CEO may not be present during any deliberations on his compensation.

          Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee consists of Joyce Park, who serves as chairperson, and Robert M. Gutkowski. The Corporate Governance and Nominating Committee assists the Board by identifying and recommending individuals qualified to become members of the Board, reviewing correspondence from our shareholders, and establishing and overseeing our corporate governance guidelines. Specific responsibilities include the following:

•	evaluating the composition, size and governance of the Board and its committees and making recommendations regarding future planning and the appointment of directors to our committees;

•	establishing a policy for considering shareholder nominees to the Board;

•	reviewing our corporate governance principles and making recommendations to the Board regarding possible changes; and

•	reviewing and monitoring compliance of our code of ethics and insider trading policy.

Compensation Committee Interlocks and Insider Participation

          None of our executive officers serves as a member of the Board or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of the Board or Compensation Committee. None of the persons who are members of our Compensation Committee have ever been employed by us.

Code of Ethics

          We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. This Code of Ethics is posted on our website at www.upgi.com.

Section 16(a) Beneficial Ownership Reporting Compliance

          Based on our review of the Forms 3, 4 and 5 submitted during and with respect to the year ended December 31, 2009, there have been no untimely filings of such required forms.

ITEM 11.	EXECUTIVE COMPENSATION

Summary of Compensation

          The following table sets forth certain information with respect to compensation for the year ended December 31, 2009 earned by or paid to our chief executive officer and our two other most highly compensated executive officers, which are referred to as the Named Executive Officers.

          We recorded compensation expense in our Financial Statements for the year ended December 31, 2009 with respect to the awards included in this table since the awards were effective and fully vested at the end of 2009.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Cash Bonus ($)	Option Awards ($)	All Other Compensation ($)		Total ($)

Randy Hardin	2009	242,000	—	—	34,964	(2)	276,964
Former President & CEO(1)	2008	242,000	178,706	—	36,229	(2)	456,935

Ian Edmonds	2009	234,298	320,671	—	11,010	(2)	565,979
President, CEO, Interim CFO(3)	2008	214,500	58,000	—	30,519	(2)	303,019

Mimi Tan	2009	168,036	65,000	—	5,547	(4)	243,273
SVP of Business Development & Marketing	2008	166,113	46,000	—	5,628	(4)	222,431

Ramin Salehi	2009	121,150	65,000	—	5,260	(4)	191,411
SVP of Operations	2008	117,442	42,000	—	5,341	(4)	164,784

(1)	Mr. Hardin resigned on January 21, 2009. For 2009, we included amounts paid under his Separation Agreement.

(2)	Car lease, medical insurance and long-term disability insurance payments.

(3)	Appointed Interim CEO, President and CFO on January 21, 2009. On June 1, 2009, he became the permanent CEO and President but remained as Interim CFO.

(4)	Car lease, medical insurance and long-term disability insurance payments.

(5)	Medical insurance and long-term disability insurance payments.

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

We also had an employment agreement with Ms. Tan, which expired in December 2009.

          Outstanding Equity Awards

          The following table sets forth certain information with respect to outstanding equity awards at December 31, 2009 with respect to the Named Executive Officers. At December 31, 2009, there were no unvested stock awards.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Option Exercise Price ($)	Option Expiration Date

Randy Hardin
President & CEO (1)	475,000	(1)	7.00	12/19/2016

Ian Edmonds
President, CEO and Interim CFO	356,250	(2)	7.00	12/19/2016

Mimi Tan
SVP Business Development & Marketing and Corp. Secretary	7,000	(3)	7.00	12/19/2016

Ramin Salehi
SVP of Operations	7,000	(3)	7.00	12/19/2016

(1)	Resigned effective January 21, 2009. At the time of his resignation, his options were fully vested and were not forfeited.

(2)	Options are fully vested at December 31, 2006.

(3)	Options are fully vested at December 31, 2007.

Compensation of Directors

          Our “independent” directors receive the following compensation:

•	An annual retainer fee of $10,000;

•	$500 plus reimbursement for actual out-of-pocket expenses incurred in connection with attending each Board meeting in person and $200 for attending each Board meeting telephonically;

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

Director Compensation

          The following table presents information relating total compensation for our non-employee directors for the year ended December 31, 2009.

Name	Fees Earned or Paid in Cash	Option Awards(1)		All Other Compensation		Total

William Tan	$—	$—		$4,845	(2)	4,845
Leslie Bernhard	17,983	5,897	(1)	70,000	(3)	93,880
Robert M. Gutkowski	14,875	5,897	(1)	14,225	(2)	34,997
Joyce Park	5,275	5,897	(1)	—		11,172
William Bailey	10,250	—		15,805	(2)	26,055
Bert Calvert	7,133	5,897	(1)	—		13,030

(1)	2009 expense as calculated for a stock option grant covering 10,000 shares of our common stock.

(2)	Includes medical insurance through company plans.

(3)	Services as chairperson of the Board’s Sourcing Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

BENEFICIAL OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information concerning the beneficial ownership of our common stock as of March 29, 2010 (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group.

	Common Stock

Name and Address(1)	Amount and Nature of Beneficial Ownership(2)		Percentage of Class(3)

Directors and Named Executive Officers
William Tan	2,406,120	(4)	44.9%
Ian Colin Edmonds	2,405,120	(5)	44.9%
Mimi Tan	7,000	(6)	*
Leslie Bernhard	30,000	(6)	*
Robert M. Gutkowski	30,000	(6)	*
Joyce Park	10,000	(6)	*
All Directors and Named Executive Officers as a group (7 persons)	2,829,370	(7)	49.0%

5% Shareholders

Zunicom, Inc. 4315 W. Lovers Lane Dallas, TX 75209	2,048,870		41.0%

Randy Hardin 370 Town East Blvd Sunnyvale, TX 75182	475,000	(8)	8.7%

Wilen Management Co. Inc 2360 W Jopa Rd, Ste 226 Lutherville, MD 21093	682,999		13.7%

Julian Tymczysz 11 King George St. Greenwich, London SE10 United Kingdom	275,637		5.5%

*	Less than 1.0%.

(1)	Unless indicated otherwise, all addresses for officers and directors are c/o Universal Power Group, Inc., 1720 Hayden Road, Carrollton, TX 75006.

(2)

Except as otherwise indicated and subject to applicable community property and similar laws, we assume that each named person has the sole voting and investment power with respect to his or her shares, other than shares subject to options.

(3)

Percent of Class is based on the 5,000,000 shares outstanding as of March 29, 2010. In addition, shares which a person had the right to acquire within 60 days are also deemed outstanding in calculating the percentage ownership of the person but not deemed outstanding as to any other person.

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

          As of March 29, 2010, we are not aware of any pledges of our common stock which may at a subsequent date result in a change in control of the company.

Equity Compensation Plan Information

          The following table summarizes the options granted under the Plan as well as options and warrants granted outside the Plan as of December 31, 2009. The shares covered by outstanding options are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Equity Compensation Plan Table

	Number of securities to be issued upon exercise of Outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plans Approved By Security Holders
Grants under the 2006 Stock Option Plan	1,371,842	$6.65	628,158

Equity Compensation Plans Not Approved By Security Holders
Warrants (1)	300,000	$8.40	Not applicable
Common Stock Options (2)	20,000	$7.00	Not applicable

Total	1,691,842	$6.96	628,158

(1)	The warrants, issued in connection with our IPO in December 2006, are exercisable at $8.40 per share any time beginning 365 days after the grant date and until the fifth anniversary of that date.

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

Transactions with Related Parties

          From January 1, 2009 through December 31, 2009 we engaged in the following related party transactions:

          Immediately before our IPO, we declared a $3 million dividend payable to our former parent Zunicom. The dividend is evidenced by a note payable, which has a maturity date of June 20, 2012 and which bears interest at the rate of 6% per annum. Interest on the unpaid principal amount of this note is payable quarterly, in arrears, and the principal amount will be repaid in 16 equal quarterly installments of $187,500 beginning September 20, 2008. The $2.062 million balance of the note less a 7.5% discount for early extinguishment was paid on December 16, 2009.

          Immediately before the IPO, we issued a note to Zunicom in the original principal amount of $2.85 million, representing the value of Zunicom’s net operating losses that we were able to use to offset our taxable income in the years prior to the IPO. The note bears interest at the rate of 6% per annum and matures on June 20, 2012. Interest on the unpaid principal amount of this note is payable quarterly, in arrears, and the principal amount will be repaid in 16 equal quarterly installments of $178,125 beginning September 20, 2008. The $1.959 million balance of the note less a 7.5% discount for early extinguishment was paid on December 16,2009.

          On December 12, 2008, we entered into a separation agreement with our former chief financial officer under which we agreed to pay him severance of approximately $147,000 and to provide him with health insurance coverage for as long as he is eligible to participate in our health insurance plan under COBRA. For the year ended December 31, 2009, we paid him a total of $142,287 in cash and paid approximately $11,609 in health insurance premiums on his behalf. We have no further obligations to him for cash payments although we continue to pay health insurance costs on his behalf.

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

          Audit Fees. Fees billed for service rendered by BKD LLP for the audit of the financial statements and for the reviews of our Form 10-Q filings were approximately $40,000 for 2009 and $0 for 2008. Fees billed for service rendered by KBA Group LLP for the audit of the financial statements and for the reviews of our Form 10-Q filings were approximately $140,000 for 2009 and approximately $165,000 for 2008.

          Audit-Related Fees. None

          Tax Fees. Aggregate fees billed for permissible tax services rendered by BKD LLP consisted of $14,000 for 2009 and $0 for 2008. These amounts include tax consulting, preparation of federal and state income tax returns and franchise tax returns. Aggregate fees billed for permissible tax services rendered by KBA Group LLP consisted of approximately $70,000 for 2009 and approximately $34,000 for 2008. These amounts include tax consulting, preparation of federal and state income tax returns and franchise tax returns.

          All Other Fees. Fees billed for services rendered by KBA Group LLP for review of our annual proxy statements and Form 8-K filings were $0 for 2009 and approximately $6,000 for 2008.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements.

The following financial statements of Universal Power Group, Inc. are submitted as a separate section of this report (See F-pages) and are incorporated by reference in Item 8:

		•	Report of Independent Registered Public Accounting Firm

		•	Report of Independent Registered Public Accounting Firm

		•	Consolidated Balance Sheets as of December 31, 2009 and 2008

		•	Consolidated Statements of Operations for the years ended December 31, 2009 and 2008

		•	Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2009 and 2008

		•	Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008

		•	Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules — See response to Item 15(c) below.

	3.	Exhibits. — See response to Item 15(b) below.

(b)	Exhibits

          The following exhibits are furnished as part of this report or incorporated herein as indicated.

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Formation (including Amended and Restated Articles of Incorporation) (1)

3(ii)	Amended and Restated Bylaws (1)

4.1	Specimen stock certificate (1)

4.2	Form of representatives’ warrant (1)

10.1(a)**	Form of 2006 Stock Option Plan (1)

10.1(b)	Form of Stock Option Agreement (1)

10.1(c)**	Amendment to the 2006 Stock Option Plan (6)

10.2	Separation Agreement between UPG and Randy Hardin (2)

10.3**	Form of Ian Edmonds Employment Agreement (7)

10.7	Real Property Lease for 1720 Hayden Drive, Carrollton, Texas (1)

10.8	Real Property Lease for 11605-B North Santa Fe, Oklahoma City, Oklahoma (1)

10.9	Real Property Lease for Las Vegas, Nevada (1)

10.10	Termination Agreement with Stan Battat d/b/a Import Consultants (3)

10.13	Third Party Logistics & Purchase Agreement, dated as of November 3, 2008, with Brinks Home Security, Inc., (currently Broadview Security, Inc.) (4)

10.14	Credit Agreement with Wells Fargo Bank, National Association (8)

10.15	Security Agreement with Wells Fargo Bank, National Association (8)

23.1	Consent of Independent Registered Public Accounting Firm*

23.2	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

**	Management Contract, compensatory plan or arrangement.

(1)	Incorporated by reference to the Exhibit with the same number to our Registration Statement on Form S-1 (SEC File No. 333-137265) effective as of December 20, 2006.

(2)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 23, 2009.

(3)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 17, 2009.

(4)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2008.

(5)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 25, 2008.

(6)	Incorporated by reference to Exhibit 10.1(c) to our Annual Report on Form 10-K for the year ended December 31, 2008.

(7)	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009.

(8)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 23, 2009.

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

Date: March 31, 2010

Universal Power Group, Inc.

By:	/s/ Ian Edmonds

Ian Edmonds
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Ian Edmonds	Chief Executive Officer, Interim Chief
Financial Officer and Director
Ian Edmonds	(Principal Executive and Financial
	Officer)	March 31, 2010

/s/ William Tan	Chairman of the Board	March 31, 2010

William Tan

/s/ Robert M. Gutkowski	Director	March 31, 2010

Robert M. Gutkowski

/s/ Leslie Bernhard	Director	March 31, 2010

Leslie Bernhard

/s/ Hyun (Joyce) Park	Director	March 31, 2010

Hyun (Joyce) Park

ITEM 15 (A) (1)
FINANCIAL STATEMENTS AND
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS
UNIVERSAL POWER GROUP, INC.

DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Universal Power Group, Inc.

          We have audited the accompanying consolidated balance sheet of Universal Power Group, Inc. and subsidiary (the “Company”) as of December 31, 2009 and the related statements of operations, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Power Group, Inc. and subsidiary, as of December 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD LLP

Dallas, Texas
March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Universal Power Group, Inc.

          We have audited the accompanying balance sheet of Universal Power Group, Inc. (the “Company”) as of December 31, 2008 and the related statements of operations, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Power Group, Inc., as of December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KBA GROUP LLP

Dallas, Texas
March 31, 2009

UNIVERSAL POWER GROUP, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,

	2009	2008

CURRENT ASSETS
Cash and cash equivalents	$2,059,475	$326,194
Restricted cash	—	900,000
Accounts receivable:
Trade, net of allowance for doubtful accounts of $452,200 and $1,143,213	11,440,179	12,423,279
Other	13,561	50,303
Inventories – finished goods, net of allowance for obsolescence of $756,671 and $358,350	30,977,213	37,304,500
Current deferred tax asset	1,151,635	1,555,173
Income tax receivable	—	193,386
Prepaid expenses and other current assets	1,064,152	880,528

Total current assets	46,706,215	53,633,363
PROPERTY AND EQUIPMENT
Logistics and distribution systems	1,807,069	1,795,935
Machinery and equipment	984,918	651,916
Furniture and fixtures	385,940	436,424
Leasehold improvements	388,334	388,334
Vehicles	222,549	155,630

Total property and equipment	3,788,810	3,428,239
Less accumulated depreciation and amortization	(1,940,715)	(1,407,712)

Net property and equipment	1,848,095	2,020,527
OTHER ASSETS	313,754	86,879
NON-CURRENT DEFERRED TAX ASSET	771,490	—

TOTAL ASSETS	$49,639,554	$55,740,769

The accompanying notes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,

	2009	2008

CURRENT LIABILITIES
Line of credit	$15,174,305	$14,351,775
Accounts payable	11,971,502	16,418,768
Income taxes payable	698,654	24,712
Accrued liabilities	384,976	175,388
Interest rate swap liability	—	484,131
Current portion of notes payable to Zunicom, Inc.	—	1,462,500
Current portion of settlement expenses	955,730	—
Current portion of capital lease and note obligations	25,535	—
Current portion of deferred rent	92,040	57,984

Total current liabilities	29,302,742	32,975,258
LONG-TERM LIABILITIES
Notes payable to Zunicom, Inc. , less current portion	—	3,656,250
Settlement expenses, less current portion	985,027	—
Capital lease and note obligations, less current portion	50,606	—
Deferred rent, less current portion	36,103	168,317
Non-current deferred tax liability	233,654	230,611

Total long-term liabilities	1,305,390	4,055,178

TOTAL LIABILITIES	30,608,132	37,030,436
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding	50,000	50,000
Additional paid-in capital	15,951,626	15,529,783
Retained earnings	3,314,887	3,450,076
Accumulated other comprehensive loss	(285,091)	(319,526)

Total shareholders’ equity	19,031,422	18,710,333

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,639,554	$55,740,769

The accompanying notes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,

	2009	2008

Net sales	$111,170,726	$117,897,644
Cost of sales	91,797,823	99,599,576

Gross profit	19,372,903	18,298,068
Operating expenses	14,714,680	15,063,398
Settlement expenses	2,529,345	—

Total operating expenses	17,244,025	15,063,398

Operating income	2,128,878	3,234,670
Other income (expense)
Interest expense (including $310,000 and $346,000 to Zunicom, Inc.)	(953,251)	(1,003,195)
Other, net	(2,623)	45,638

Total other expense, net	(955,874)	(957,557)

Income before provision for income taxes	1,173,004	2,277,113
Provision for income taxes	(1,308,193)	(1,050,990)

Net income (loss)	$(135,189)	$1,226,123

Net income (loss) per share Basic and diluted	$(0.03)	$0.25

Weighted average shares outstanding Basic and diluted	5,000,000	5,000,000

The accompanying notes are integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Shares	Amount

Balances at January 1, 2008	5,000,000	$50,000	$15,381,684	$2,223,953	$—	$17,655,637
Stock-based compensation expense	—	—	148,099	—	—	148,099
Unrealized loss on hedging instrument, net of income taxes of $164,605	—	—	—		(319,526)	(319,526)
Net income	—	—	—	1,226,123	—	1,226,123

Balances at December 31, 2008	5,000,000	50,000	15,529,783	3,450,076	(319,526)	18,710,333
Stock-based compensation expense	—	—	36,969	—	—	36,969
Gain on settlement of Zunicom, Inc. notes payable, net of income taxes of $102,558	—	—	199,083	—	—	199,083
Cumulative tax effect of tax adjustment recorded as a capital contribution from Zunicom, Inc.	—	—	185,791	—	—	185,791
Net change in fair value of hedging instrument, net of income taxes of $146,868	—	—	—	—	34,435	34,435
Net loss	—	—	—	(135,189)	—	(135,189)

Balances at December 31, 2009	5,000,000	$50,000	$15,951,626	$3,314,887	$(285,091)	$19,031,422

The accompanying notes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(135,189)	$1,226,123
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	802,454	547,256
Provision for bad debts	415,808	1,143,213
Provision for obsolete inventory	599,145	180,000
Deferred income taxes	(196,857)	(202,298)
Loss on disposal of property and equipment	2,623	6,064
Stock-based compensation	36,969	148,099
Changes in operating assets and liabilities:
Accounts receivable – trade	592,626	(973,062)
Accounts receivable – other	36,742	98,959
Inventories	5,945,535	(5,139,123)
Income tax receivable/payable	867,328	(193,386)
Prepaid expenses and other current assets	(183,624)	379
Other assets	(60,716)	(42,920)
Accounts payable	(4,448,443)	4,161,418
Accrued liabilities	(222,367)	(337,148)
Settlement expenses	1,940,758	—
Deferred rent	(98,159)	(18,921)

Net cash provided by operating activities	5,894,633	604,653

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(56,761)	(851,766)
Proceeds from sale of equipment	1,000	1,134
Escrow deposit	900,000	(900,000)
Net cash paid in Monarch acquisition	(892,000)	—

Net cash used in investing activities	(47,761)	(1,750,632)

CASH FLOWS FROM FINANCING ACTIVITIES
Net activity on line of credit	822,530	1,518,744
Payments on capital lease and note obligations	(16,454)	(6,609)
Payment on notes to Zunicom, Inc.	(4,919,667)	(731,250)

Net cash provided by (used in) financing activities	(4,113,591)	780,885

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	1,733,281	(365,094)
Cash and cash equivalents at beginning of year	326,194	691,288

Cash and cash equivalents at end of year	$2,059,475	$326,194

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$871,052	$1,387,650

Interest paid	$972,784	$1,003,195

NONCASH FINANCING AND INVESTING ACTIVITIES:
Property and equipment acquired through capital leases or notes payable	$86,066	$—

Cumulative tax effect of Unicap adjustment treated as a capital contribution from Zunicom, Inc.	$185,791	$—

Gain on settlement with Zunicom, Inc.	$301,641	$—

The accompanying notes are an integral part of these financial statements.

UNIVERSAL POWER GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE A. ORGANIZATION AND BASIS OF PRESENTATION

Organization

          Universal Power Group, Inc. (“UPG” or the “Company”), a Texas corporation, is a distributor and supplier of batteries and related power accessories to a diverse range of industries, and a provider of third-party fulfillment and logistics services and value-added solutions. The Company’s primary logistics center is located in Carrollton, Texas and regional logistic centers are located in Oklahoma City, Oklahoma, Las Vegas, Nevada and Columbus, Georgia. The Company’s customers are primarily located in the United States. A small portion of the Company’s sales is to customers located in the United Kingdom, Australia, Ireland, China and Canada.

          Until December 20, 2006, the Company was a wholly owned consolidated subsidiary of Zunicom, Inc. (“Zunicom”), a Texas corporation, whose stock is traded on the OTC Bulletin Board under the symbol “ZNCM.OB.” On December 20, 2006, the U.S. Securities and Exchange Commission declared effective a registration statement filed by the Company registering the sale of 2,000,000 shares of its common stock by the Company and 1,000,000 of the Company’s common stock owned by Zunicom (the “IPO”). As a result of the IPO, Zunicom’s interest in the Company was reduced to 40%. Zunicom no longer owns a controlling interest in UPG; however, as the largest shareholder, Zunicom does have significant influence over UPG.

          On January 8, 2009, the Company formed a limited liability company under the name Monarch Outdoor Adventures LLC d/b/a Monarch Hunting (“Monarch”), through which it acquired all of the tangible and intangible assets of a business for approximately $892,000. Monarch is a manufacturer and retailer of high-quality hunting products including battery and solar powered deer feeders, hunting blinds, stands and accessories. Monarch is located in Arlington, Texas and has customers throughout the United States.

Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Monarch. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

          The Company considers all unrestricted highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Restricted Cash

          The Company placed $900,000 cash in an escrow account, which it reported as restricted cash on its balance sheet at December 31, 2008, pursuant to the terms of an asset purchase and related escrow agreement. The escrowed funds were used to purchase all of the tangible and intangible assets of Monarch.

Accounts Receivable

          Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

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

          The Company is a significant supplier for Broadview Security, Inc. (“Broadview Security”), formerly Brink’s Home Security, Inc. In order to meet its obligations to Broadview Security, the Company maintains certain required inventory levels at all times. Inventory held related to the Company’s relationship with Broadview Security, primarily security products, totaled approximately $13.2 million at both December 31, 2009 and 2008. Upon expiration of the third-party logistics agreement with Broadview Security or a termination of the agreement by Broadview Security, Broadview Security is obligated to purchase from the Company any and all remaining inventory held by the Company or in transit from suppliers purchased by the Company to fulfill its obligations to Broadview.

Property and Equipment

          Property and equipment are carried at cost less applicable depreciation and amortization. Depreciation and amortization of property and equipment is provided for using the straight-line method over the estimated useful lives of

UNIVERSAL POWER GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Long-Lived Assets

          Long-lived assets are reviewed when events or changes in circumstances indicate that their carrying value may not be recoverable. If an impairment indicator exists, the Company compares the future undiscounted cash flows of such assets to their carrying value. If the carrying value exceeds the future undiscounted cash flows, the assets are written down to their fair value using discounted cash flows. There were no indicators of impairment during the years ended December 31, 2009 and 2008.

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

Revenue Recognition

          The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured.

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

          The Company sells products to several customers in bulk quantities. The Company obtains the order from the customer and arranges for the delivery of the product directly from our vendor to the customer to reduce freight costs and wear and tear on the product from excessive handling. The Company refers to these transactions as “drop shipments” because the product is shipped directly from its vendor to its customer. The Company also has an inventory fulfillment agreement with Broadview Security. The Company purchases, handles, assembles and delivers security and installation components to Broadview Security and to its authorized dealers. Revenues from drop shipment transactions and pursuant to the Broadview Security agreement, are recognized on a gross basis at the time the customer takes title to the product, based on an analysis of the criteria defined for gross revenue reporting. Specifically, (i) the Company is the primary obligor; (ii) the Company has general and physical loss inventory risk; (iii) the Company has credit risk; (iv) in most cases, the Company has discretion in supplier selection and product specifications; and (v) the Company has reasonable latitude within economic constraints to negotiate prices and terms with its customers.

Post Shipment Obligations

          The Company offers its customers a limited warranty for replacement of finished goods that do not function properly. Generally, the limited warranty period is for one year. The most common types of warranty claims are batteries that leak or batteries that do not provide the voltage they are intended to supply. The Company’s written warranty is limited to the replacement of the product purchased and does not cover the product the battery is intended to power. The Company’s replacement rate is insignificant, and is therefore recorded when the warranty expense is incurred. If the Company determines that a shipment of product had a manufacturing defect, the Company has recourse with the manufacturer to recover the replacement costs incurred. The costs of isolated or individual instances of defects are borne by the Company. At December 31, 2009 and 2008, the Company has a warranty reserve of approximately $10,000.

Advertising costs

          Advertising costs are charged to operations when incurred. Advertising expense totaled approximately $376,000 and $281,000 for the years ended December 31, 2009 and 2008, respectively.

UNIVERSAL POWER GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Shipping and Handling Costs

          Shipping and handling costs incurred for the receipt of inventory are charged to cost of sales in the accompanying statements of operations.

Earnings (loss) Per Share

          Basic earnings (loss) per common share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during each year.

          Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding for the year. The Company’s common stock equivalents include all dilutive common stock issuable upon exercise of outstanding stock options and warrants.

          For the year ended December 31, 2009 the dilutive effects of 1,391,842 stock options and 300,000 warrants are excluded from the calculation of diluted net loss per share as they are antidilutive. For the year ended December 31, 2008 the dilutive effects of 1,336,114 stock options 300,000 warrants are excluded from the calculation of diluted net income per share as they are antidilutive.

Fair Value of Financial Instruments

          The Company estimates the fair value of its assets and liabilities, which qualify as financial instruments, and includes this additional information in the notes to the financial statements when the fair value is different from carrying value of these financial instruments. The estimated fair value of cash equivalents, accounts receivable, prepaid expenses, other current assets, the line-of-credit, accounts payable, and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. The estimated fair value of capital lease and note obligations approximates the carrying amounts since they bear market rates of interest. None of these instruments are held for trading purposes. Additionally, the Company had a cash flow hedge related to the line of credit as of December 31, 2008 which was terminated during 2009. See disclosures regarding the fair value of the cash flow hedge in Note I. “Fair Value Measurements”.

Stock-Based Compensation and Restricted Stock

          Stock-based compensation expense recognized in the statements of operations during the years ended December 31, 2009 and 2008 includes compensation expense for fully vested stock options and the amortization of partially vested stock-based payment awards. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Accounting for Non-Employee Stock Options and Warrants

          Options and warrants issued to non-employees are measured at fair value at the measurement date and recorded to expense over the period earned.

Accounting for Derivative Activities

          During 2008, the Company designated an interest rate swap as a cash flow hedge. Accordingly the swap is recorded at fair value on the Company’s balance sheet as assets and liabilities with any changes in fair value recorded in accumulated other comprehensive income (loss), net of income tax effects. During the fourth quarter of 2009, the Company refinanced the Compass Bank credit facility (as discussed in Note D) and in conjunction with this refinancing also terminated the interest rate swap on December 16, 2009.

Taxes Collected from Customers and Remitted to Governmental Authorities

          Taxes collected from customers and remitted to governmental authorities are presented in the accompanying consolidated financial statements of operations on a net basis.

Use of Estimates and Assumptions

          The Company uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.

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

UNIVERSAL POWER GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Reclassifications

          Certain 2008 amounts have been reclassified to conform to 2009 presentation.

NOTE C. INVENTORIES

          Inventories at December 31, 2009 and 2008 consist of the following:

	December 31,

	2009	2008

Battery and related inventory	$14,684,429	$21,256,255
Security related inventory	14,279,758	13,178,947
Electronic components inventory	2,435,877	3,227,648
Hunting related inventory	333,820	—
Inventory obsolescence reserve	(756,671)	(358,350)

	$30,977,213	$37,304,500

NOTE D. LINE OF CREDIT

          On December 16, 2009, the Company entered into a Credit Agreement with Wells Fargo for a $30 million revolving credit facility. Maximum borrowing under the facility may be increased to $40 million if the Company satisfies certain pre-defined conditions. Borrowings under the facility are secured by a first priority lien on all of the Company’s assets. Borrowing availability under the facility depends on the level of the Company’s accounts receivable and inventory. For each borrowing, the Company has the option to choose a “Base Rate” or “Eurodollar” loan. Interest on Base Rate loans is payable quarterly and interest on Eurodollar loans is generally payable monthly or quarterly as selected by the Company. The annual rate of interest payable on Base Rate and Eurodollar loans fluctuate depending upon a number of factors. At December 31, 2009, the interest rate was 2.75%. The Agreement terminates on July 30, 2013.

          The credit agreement contains customary negative covenants restricting the Company’s ability to take certain actions without Wells Fargo’s consent, including incurring additional indebtedness, transferring or encumbering assets, paying dividends or making certain other payments, and acquiring other businesses. If there is an “event of default”, including failure to pay, bankruptcy, breach of covenants and breach of representations and warranties, all amounts outstanding under the credit facility will become immediately due and payable. The line’s availability is based on a borrowing formula, which allows for borrowings equal to 80% of the Company’s eligible accounts receivable and a percentage of eligible inventory. In addition, the Company must maintain certain financial covenants on a quarterly basis (1) leverage ratio (a) 2.5 to 1.0 as of any date determination on or before December 31, 2010 and (b) 2.0 as of any date of determination after January 1, 2011; (2) fixed charge coverage ratio (a) 1.5 to 1.0 minimum fixed charges from December 16, 2009 through December 31, 2011 and (b) 1.75 to 1.0 January 1, 2012 through revolving termination date; (3) Consolidated Net Income for each fiscal quarter ended can not be less than zero ($0.00) for any two (2) consecutive fiscal quarters beginning January 1, 2010; (4) Capital Expenditures can not exceed $750,000 during any fiscal year commencing on January 1, 2010.

          Upon closing of the Wells Fargo facility, the Company immediately borrowed $14.3 million; of which $10.4 million was used to repay the amounts due to Compass Bank under the Company’s previous credit facility, approximately $3.8 million was used to settle the liability evidenced by the notes held by Zunicom (see Note E). At the settlement date, those notes had an aggregate outstanding principal amount of $4.0 million plus accrued and unpaid interest of $50,000. As Zunicom is a related party, the discount on the settlement of those notes resulted in the gain being recorded as additional paid-in capital.

          At December 31, 2009, approximately $15.2 million was outstanding under the line of credit and approximately $5.7 million remained available for borrowings under the line of credit based on the borrowing formula.

          The Company had a $30 million line of credit with Compass Bank that was paid in full on December 16, 2009. The facility bore interest at the LIBOR Index Rate plus a sliding range from 1.25% to 2.50% based on quarterly covenant performance. The line’s availability was based on a borrowing formula, which allowed for borrowings equal to 85% of the Company’s eligible accounts receivable and a percentage of eligible inventory.

Interest Rate Swap

          As a result of the refinancing of the line of credit, the interest swap agreement entered into with Compass Bank in June, 2008 was terminated. The swap agreement had a fixed rate of 5.85% on a notional amount of $6.0 million through its maturity date of July 5, 2012. The interest rate swap was accounted for as an effective cash flow hedge and the unrealized gains or losses related to the change in fair value were recorded in accumulated other comprehensive income (loss). As a result of the termination of the interest swap agreement, the Company’s discontinued hedge accounting on December 16, 2009. The de-designation of cash flow hedges requires that the net derivative gain or loss related to the

UNIVERSAL POWER GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE D. LINE OF CREDIT (CONTINUED)

discontinued cash flow hedge should continue to be reported in accumulated other comprehensive income (loss), unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. The Company continues to incur interest expense commensurate with its original, hedged risk, and there is currently no indication that interest payments on the hedged transaction would not continue. Therefore, the realized losses related to this derivative will not be recognized immediately and will remain in accumulated other comprehensive income (loss). These losses are reclassified into earnings over the contractual terms of the original swap agreement starting as of December 16, 2009.

NOTE E. NOTES PAYABLE TO ZUNICOM, INC.

          The Company had two notes payable, with an aggregate original principal amount of $5.85 million, issued to its former parent, Zunicom. The notes were issued in December 2006 immediately before the IPO. One note, in the original principal amount of $3 million, evidenced a final dividend declared by the Company. The second note, in the original principal amount of $2.85 million, represented the value of Zunicom’s net operating losses that the Company used to offset its taxable income in the years prior to the IPO. The notes were unsecured obligations, maturing June 20, 2012. Interest on the principal amount of the notes accrued at the rate of 6% per annum, payable quarterly, in arrears. The principal amount of the notes was to be repaid in 16 equal quarterly installments of $365,625 beginning in September 2008. The Company paid $3.72 million to pay off the $4.022 million note balances on December 16, 2009 with proceeds from the Wells Fargo credit facility. The gain on extinguishment of debt (net of income taxes of $102,558) totaling $199,083 was recorded as a capital contribution.

          During the years ended December 31, 2009 and 2008 the Company paid interest totaling $310,000 and $346,000, respectively, to Zunicom with respect to these notes.

NOTE F – LONG TERM DEBT

Long-term debt at December 31, 2009 and 2008 consists of the following:

	December 31,

	2009	2008

Various capital lease and note obligations payable in monthly installments through April 2013. The monthly payments, including interest, range from $160 to $634. These obligations are secured by the related underlying equipment.	$76,141	$—
Less current portion	(25,535)	—

Long-term portion of capital lease and note obligations	$50,606	$—

NOTE G. INCOME TAXES

          The Company files income tax returns in the U.S. federal jurisdiction and various states. With a few exceptions, the Company is no longer subject to U.S. state and local income tax examinations by tax authorities for years before 2006. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for 2007 and 2008 during 2009 that is anticipated to be completed by the end of 2010. As of December 31, 2009, the IRS has proposed certain significant adjustments to the Company’s inventory capitalization, bad debts and depreciation positions. Management is currently evaluating those proposed adjustments to determine if it agrees. Management believes that appropriate provisions for all outstanding issues have been recorded for all open years.

          Included in the tax balances at December 31, 2009, are approximately $565,000 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

          The Company has recorded a deferred tax asset in the amount of $185,791 related to the tax effect of a cumulative inventory capitalization adjustment. This adjustment was recorded as a capital contribution from Zunicom, Inc. as the resulting deferred tax asset recorded for the this estimated adjustment relates to tax years in which the Company filed a consolidated tax return with its former parent.

          During the years ended December 31, 2009, the Company recognized approximately $130,000 in interest and penalties which was recorded into operating expenses. This amount is accrued as a currently liability in the accompanying balance sheet as of December 31, 2009.

UNIVERSAL POWER GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE G. INCOME TAXES (CONTINUED)

          Deferred tax assets and liabilities at December 31, 2009 and 2008 consist of the following:

	December 31,

	2009	2008

Deferred tax assets:
Inventory obsolescence	$257,268	$121,839
UNICAP	641,907	—
Amortization of intangibles	38,751	—
Allowance for doubtful accounts	45,595	388,692
Accrued liabilities	59,999	—
Interest rate swap	146,866	164,605
Settlement compensation	658,431	49,975
Stock-based compensation	842,632	830,062

Total deferred tax assets	2,691,449	1,555,173
Valuation allowance	(768,324)	—

Net deferred tax assets	$1,923,125	$1,555,173

Non-current deferred tax liability	$(233,654)	$(230,611)

          Net deferred tax assets recorded in the consolidated balance sheets at December 31, 2009 and 2008:

	2009	2008

Current	$1,151,635	$1,555,173
Non-current	771,490	—

Net deferred tax assets	$1,923,125	$1,555,173

          The non-current deferred tax liability arises from the different useful lives and depreciation methods for depreciating assets for income tax purposes and financial reporting purposes.

          The Company’s provision for income taxes for the years ended December 31, 2009 and 2008 is comprised as follows:

	2009	2008

Current federal income tax expense	$1,442,621	$1,051,619
Current state income tax expense	62,429	201,669
Deferred income tax expense (benefit)	(196,857)	(202,298)

Provision for income taxes	$1,308,193	$1,050,990

          The Company’s income tax expense for the years ended December 31, 2009 and 2008 differed from the statutory federal rate of 34 percent as follows:

	2009	2008

Statutory rate applied to income before income taxes	$398,821	$774,221
Amounts not deductible for income tax purposes	96,923	91,690
State income taxes, net of federal income tax effect	62,429	53,316
Change in valuation allowance	768,324	—
Change in prior year state income tax estimate	—	120,887
Other	(18,304)	10,876

Income tax expense	$1,308,193	$1,050,990

          In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

          At December 31, 2009, management could not determine based on a weighing of objective evidence that it is more likely than not that all of the recorded deferred tax assets will be realized. As a result, as of December 31, 2009, a valuation allowance totaling $768,324 for a portion of the recorded deferred tax assets has been established. This valuation allowance is related to the deferred tax asset for stock-based compensation.

NOTE H. STOCK-BASED COMPENSATION

Stock options

          2006 Equity Incentive Compensation Plan

          In December, 2006, the Company adopted, and its shareholders approved and ratified, the 2006 Stock Option Plan (the “Plan”), the purpose of which is to attract and retain the personnel necessary for the Company’s success. The Plan gives the board of directors (the “Board”) the ability to provide incentives through grants of stock options, restricted stock awards and other types of equity-based incentive compensation awards to the Company’s key employees, consultants and directors (other than directors that are not compensated for their time by the Company or receive only a director’s fee). The Compensation Committee administers the Plan. Except as may otherwise be provided in the Plan, the Compensation Committee has complete authority and discretion to determine the terms of awards.

UNIVERSAL POWER GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE H. STOCK-BASED COMPENSATION (CONTINUED)

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

          In June, 2007 the Company’s shareholders approved an additional 250,000 common shares issuable under the Plan. In August, 2008 the Company’s shareholders approved an additional 500,000 common shares issuable under the Plan. A total of 2,000,000 shares of the Company’s common stock, representing 40% of the total number of shares issued and outstanding at December 31, 2009, are reserved for issuance under the Plan. If an award expires or terminates unexercised or is forfeited to the Company, or shares covered by an award are used to fully or partially pay the exercise price of an option granted under the Plan or shares are retained by the Company to satisfy tax withholding obligations in connection with an option exercise or the vesting of another award, those shares will become available for further awards under the Plan.

          At December 31, 2009, common shares reserved for future issuance include 2,000,000 shares issuable under the Plan, as well as 20,000 shares issuable outside the Plan and 300,000 shares issuable upon exercise of outstanding warrants described below. At December 31, 2009 there are 1,371,842 options outstanding under the Plan and 628,158 options are available for future grants.

          Valuation Assumptions

          The fair values of option awards granted under the Plan were estimated at the grant date using a Black-Scholes option pricing model with the following assumptions for the fiscal years ended December 31, 2009 and 2008:

	2009	2008

Weighted average assumptions used:
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.87%	3.87%
Expected volatility	25.00%	17.00%
Expected life (in years)	5	5
Weighted average grant date fair value	$0.59	$0.92

          The Company has elected to use the calculated value method to estimate expected volatility in 2009 and 2008. As the stock of the Company became publicly traded in December, 2006 and has traded for a relatively short period time, it is not practicable for management to estimate the expected volatility of share price, or a peer company price because there is not sufficient historical information about volatility. The Company used historical volatility of the Dow Jones Small Cap Non-Durable Household Companies, which is representative of the Company’s size and industry. The Company has used the historical closing values of that index to estimate volatility which was calculated at 25% and 17% for 2009 and 2008, respectively. The expected term considers the contractual term of the option as well as expectations for exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

          Stock Incentive Plan Summary

          Stock option activity under the Plan for the years ended December 31, 2009 and 2008 was as follows:

	Number of Shares	Weighted Average Exercise Price

Options outstanding at January 1, 2008	1,289,364	$6.92
Granted	56,886	$3.85
Exercised	—	$—
Canceled, forfeited or expired	(10,136)	$7.00

Options outstanding at December 31, 2008	1,336,114	$6.79
Granted	40,000	$1.97
Exercised	—	$—
Canceled, forfeited or expired	(4,272)	$7.00

Options outstanding at December 31, 2009	1,371,842	$6.65

UNIVERSAL POWER GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE H. STOCK-BASED COMPENSATION (CONTINUED)

          Stock Options Outstanding and Exercisable

          The following summarizes stock options outstanding under our 2006 Stock Option Plan at December 31, 2009:

Options Outstanding and Exercisable

Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)

$1.97	40,000	9.55
$3.81	56,250	8.62
$4.48	40,000	6.97
$7.00	1,235,592	6.97

$1.97 - $7.00	1,371,842	7.12

          At December 31, 2009, the aggregate intrinsic value of options outstanding and exercisable was $45,200.

          At December 31, 2009, all outstanding options under the Plan were fully vested with no remaining unrecognized compensation expense.

          Non-Employee Stock Options

          On March 21, 2007, the Company issued stock options to non-employees to purchase 20,000 shares of the Company’s common stock at an exercise price of $7.00 per share vesting over the next three years and expiring December 19, 2016. These stock options remain outstanding as of December 31, 2009.

          Warrants

          In connection with the IPO, the Company issued warrants to the underwriters to purchase 300,000 shares of the Company’s common stock at an exercise price of $ 8.40 per share. These warrants are exercisable at any time on or after December 20, 2008 and on or before December 19, 2011. All warrants remain outstanding as of December 31, 2009.

          Restricted Stock

          On June 25, 2007, Zunicom issued 645,133 shares of restricted stock to certain employees of UPG for past and future services. The Company is amortizing the fair value of these shares as compensation expense over the 48 month vesting period. During 2009, 227,229 of these shares were forfeited when the Chief Executive Officer terminated employment. 417,904 shares remain outstanding at December 31, 2009. Approximately $61,000 and $94,000 of compensation expense related to these shares was recorded during 2009 and 2008, respectively. There is approximately $97,000 of unvested expense remaining as of December 31, 2009 which will be recognized as compensation expense through July 2011.

NOTE I. FAIR VALUE MEASUREMENTS

          As discussed in Note D, the Company discontinued hedge accounting as of December 16, 2009. Assets and liabilities measured at fair value primarily relate to the Company’s derivative contract, which was terminated December 16, 2009.

          A fair value hierarchy is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions.

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

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

          The following table represents liabilities the Company has measured at fair value as of December 31, 2008 and the basis for that measurement:

	Total Fair Value Measurement 2008	Quoted Prices in Active Markets for Identical Asset (Level 1) 2008	Significant Other Observable Inputs (Level 2) 2008	Significant Unobservable Inputs (Level 3) 2008

Derivative Liabilities	$484,131	$—	$484,131	$—

UNIVERSAL POWER GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE I. FAIR VALUE MEASUREMENTS (CONTINUED)

The fair market value of the interest rate swap is measured using the discounted present value of the forecasted one month LIBOR, an observable input.

NOTE J. CREDIT CONCENTRATIONS AND SIGNIFICANT CUSTOMERS

          Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

          Cash, cash equivalents and restricted cash are at risk to the extent that they exceed Federal Deposit Insurance Corporation insured amounts of $250,000 per institution. At December 31, 2009 and 2008, the Company had cash and restricted cash accounts in excess of these limits.

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

          At December 31, 2009 and 2008, the Company had receivables due from Broadview Security which comprised approximately 32% and 28%, respectively, of total trade receivables. During the years ended December 31, 2009 and 2008, Broadview Security accounted for 36% and 35%, respectively, of net sales. The loss of Broadview Security would materially decrease the Company’s net sales.

          A significant portion of the Company’s inventory purchases are from two suppliers, representing 33% and 40% for the year ended December 31, 2009, 38% and 36% for the year ended December 31, 2008. The Company purchased approximately 54% and 51%, respectively, of its product through domestic sources with the remainder purchased from international sources, predominately China, for the years ended December 31, 2009 and 2008.

NOTE K. SETTLEMENT AGREEMENT

          In March 2009, in an effort to improve efficiencies within its sourcing channels, the Company entered into an agreement with its primary independent sourcing agent canceling its relationship with that agent. Under the agreement, the Company agreed to pay its former sourcing agent a total of $2.565 million, including amounts owed with respect to purchases prior to the cancellation of the relationship, over a three-year period. The sourcing agent assigned to the Company all of his North American distribution rights on products manufactured by certain factories, including the Company’s primary battery supplier, and agreed to a three-year non-compete covenant. The Company does not believe that the cancellation of this relationship will impact its ability to source goods from its suppliers. The majority of the Company’s international purchases were coordinated through an independent sourcing agent in 2008. At December 31, 2009, there is approximately $1,648,000 recorded as settlement expenses in the accompanying balance sheet that are due and payable to the agent pursuant to this agreement. The Company recorded the entire settlement amount as settlement expense during 2009 and an aggregate of $89,000 will be expensed as interest over the term of the agreement.

NOTE L. COMMITMENTS AND CONTINGENCIES

Licensing

          During 2009 the Company entered into a licensing agreement for the development and sale of automotive battery chargers and maintainers, automotive jump-starters and power inverters. During the term of the agreement, the Company will pay a royalty of a defined percentage on net sales of licensed products as defined in the agreement. The Company is subject to an annual minimum royalty guarantee (the “Royalty Guarantee”) for the last two twelve-month periods of the Initial Term (January 1, 2011 thru December 31, 2012) of $250,000 for each year and for an automatic renewal period of two years after the expiration of the initial term. The Royalty Guarantee shall be paid in equal parts, quarterly in the same manner as royalties due under the agreement. If the actual royalty for any calendar quarter is less than the Royalty Guarantee due for that quarter, the Company will make up the shortfall. For the year ended December 31, 2009, there were no royalties incurred or payable pursuant to this agreement.

Litigation

          The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company’s financial position, operating results, or cash flows. However, there can be no assurance that such legal proceedings will not have a material impact.

UNIVERSAL POWER GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE L. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Operating Leases

          The Company leases certain office and warehouse facilities and various vehicles and equipment under non-cancelable operating leases, some with escalating payment and free rent clauses with various maturity dates through 2018. Minimum future payments on all leases for real and personal property as of December 31, 2009 are as follows:

Years Ending December 31,

2010	1,051,120
2011	917,128
2012	778,604
2013	150,777
Thereafter	469,083

$3,366,712

          Rent expense for the years ended December 31, 2009 and 2008 totaled approximately $1,025,000 and $943,000, respectively.

Employment Agreements and Arrangements

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

          On January 21, 2009, the Company entered into a Separation Agreement with Randy Hardin, former chief executive officer, terminating his employment agreement. Under the Separation Agreement, the Company agreed to continue to pay Hardin his annual base salary and to reimburse him for the costs of his healthcare insurance coverage through January 21, 2011 (the “Restricted Period”) to the same extent it paid for such insurance immediately prior to the termination of his employment agreement. In consideration therefore, Hardin agreed that he would not during the Restricted Period (i) compete with the Company in any of its lines of business including the battery and related power accessory supply and distribution business and its third party logistics services business; (ii) solicit or hire any of its employees; or (iii) encourage any person or entity that has an existing business relationship with the Company to curtail or cancel its relationship with the Company. In addition, Hardin agreed not to disclose any of its confidential or proprietary information. The total cost under the Separation Agreement to the Company, approximately $513,000, was recorded as an expense in the first quarter of 2009. At December 31, 2009, there is approximately $293,000 recorded as settlement expenses in the accompanying balance sheet that are due and payable pursuant to the Separation Agreement

          On December 12, 2008, the Company entered into a separation agreement with the former chief financial officer under which we agreed to pay him severance of approximately $147,000 and to provide him with health insurance coverage for as long as he is eligible to participate in our health insurance plan under COBRA. For the year ended December 31, 2009, the Company paid a total of $142,287 in cash to its former CFO under this agreement and also paid approximately $11,609 in health insurance premiums on his behalf. The Company has no further obligations to him for cash payments as of December 31, 2009 although it continues to pay health insurance costs on his behalf.

NOTE M. BUSINESS COMBINATION

          On January 8, 2009, the Company completed the acquisition of a line of outdoor hunting and recreational products, including all tangible and intangible assets relating thereto, marketed under the brand name “Monarch”, for a total net purchase price of $892,000. Approximate fair values of assets acquired are as follows: receivables and inventory of $0.3 million, property and equipment of $0.4 million, and intangible assets of $0.3 million.

NOTE N. EMPLOYEE BENEFIT PLAN

          The Company established and continues to maintain a 401(k) Plan intended to qualify under sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. All employees who are at least 18 years of age are eligible to participate in the plan. There is no minimum service requirement to participate in the plan. Under the plan, an eligible employee can elect to defer from 1% to 85% of his salary. The Company may, at its sole discretion, contribute and allocate to plan participant’s account a percentage of the plan participant’s contribution. There were no Company contributions for the years ended December 31, 2009 and 2008.