Form 10-Q
period 2010-03-31
UNIVERSAL POWER GROUP INC.
filed 2010-05-14
CIK 1372000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to______________

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
          Yes ☐          No ☒

          As of May 13, 2010, 5,000,000 shares of Common Stock were outstanding.

FORWARD-LOOKING STATEMENTS

          This report includes forward-looking statements as the term is defined in the Private Securities Litigation Reform Act of 1995 or by the U.S. Securities and Exchange Commission (“SEC”) in its rules, regulations and releases, regarding, among other things, all statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC (“Annual Report”) and elsewhere in this report. In addition, our past results of operations do not necessarily indicate our future results.

          Other sections of this report may include additional factors which could adversely affect our business and financial performance. Moreover, the third-party logistics services business and the battery and related power accessory supply and distribution business are highly competitive and rapidly changing. New risk factors emerge from time to time and it is not possible for us to anticipate all the relevant risks to our business, and we cannot assess the impact of all such risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statements. Those factors include, among others, those matters disclosed as Risk Factors set forth in our Annual Report.

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

(i)

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

UNIVERSAL POWER GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2010	December 31, 2009

	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$4,529,003	$2,059,475
Accounts receivable:
Trade, net of allowance for doubtful accounts of $542,200 (unaudited) and $452,200	10,650,458	11,440,179
Other	14,542	13,561
Inventories – finished goods, net of allowance for obsolescence of $964,919 (unaudited) and $756,671	28,850,617	30,977,213
Current deferred tax asset	1,344,841	1,151,635
Prepaid expenses and other current assets	1,108,505	1,064,152

Total current assets	46,497,966	46,706,215

PROPERTY AND EQUIPMENT
Logistics and distribution systems	1,812,379	1,807,069
Machinery and equipment	984,918	984,918
Furniture and fixtures	385,940	385,940
Leasehold improvements	402,849	388,334
Vehicles	199,992	222,549

Total property and equipment	3,786,078	3,788,810
Less accumulated depreciation and amortization	(2,081,259)	(1,940,715)

Net property and equipment	1,704,819	1,848,095

OTHER ASSETS	299,427	313,754
NON-CURRENT DEFERRED TAX ASSET	459,635	771,490

TOTAL ASSETS	$48,961,847	$49,639,554

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2010	December 31, 2009

	(unaudited)
CURRENT LIABILITIES
Line of credit	$17,212,595	$15,174,305
Accounts payable	8,548,057	11,971,502
Income taxes payable	729,084	698,654
Accrued liabilities	778,680	384,976
Current portion of settlement expenses	929,191	955,730
Current portion of capital lease and note obligations	25,573	25,535
Current portion of deferred rent	92,409	92,040

Total current liabilities	28,315,589	29,302,742

LONG-TERM LIABILITIES
Settlement expenses, less current portion	777,388	985,027
Capital lease and note obligations, less current portion	44,694	50,606
Deferred rent, less current portion	12,766	36,103
Non-current deferred tax liability	224,445	233,654

Total long-term liabilities	1,059,293	1,305,390

TOTAL LIABILITIES	29,374,882	30,608,132

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding	50,000	50,000
Additional paid-in capital	15,967,431	15,951,626
Retained earnings	3,820,596	3,314,887
Accumulated other comprehensive loss	(251,062)	(285,091)

Total shareholders’ equity	19,586,965	19,031,422

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,961,847	$49,639,554

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,

	2010	2009

Net sales	$26,034,805	$27,688,923
Cost of sales	21,601,838	22,731,159

Gross profit	4,432,967	4,957,764

Operating expenses	3,473,275	3,634,890
Settlement expenses	—	2,529,345

Total operating expenses	3,473,275	6,164,235

Operating income (loss)	959,692	(1,206,471)

Interest expense (including $0 and $75,729 to Zunicom, Inc.)	(161,360)	(247,550)

Income (loss) before provision for income taxes	798,332	(1,454,021)
Provision for income taxes	(292,623)	(295,930)

Net income (loss)	$505,709	$(1,749,951)

Net income (loss) per share
Basic	$0.10	$(0.35)

Diluted	$0.10	$(0.35)

Weighted average shares outstanding
Basic	5,000,000	5,000,000

Diluted	5,017,740	5,000,000

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$505,709	$(1,749,951)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	192,193	195,456
Provision for bad debts	83,531	90,000
Provision for obsolete inventory	210,000	60,000
Deferred income taxes	109,440	79,992
Gain on disposal of property	(2,000)	—
Stock-based compensation	15,805	(34,036)
Changes in operating assets and liabilities:
Accounts receivable – trade	706,190	(345,559)
Accounts receivable – other	(981)	1,505
Inventories	1,916,596	2,325,511
Income tax receivable/payable	30,430	193,386
Prepaid expenses and other current assets	(44,353)	(18,984)
Accounts payable	(3,423,445)	(5,889,800)
Accrued liabilities	427,733	352,982
Settlement expenses	(234,179)	2,496,182
Deferred rent	(22,967)	(15,691)

Net cash provided (used in) by operating activities	469,702	(2,259,007)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(19,826)	(24,884)
Proceeds from sales of equipment	2,000	—
Net cash paid in Monarch acquisition	—	(892,000)
Change in restricted cash	—	900,000

Net cash used in investing activities	(17,826)	(16,884)

CASH FLOWS FROM FINANCING ACTIVITIES
Net activity on line of credit	2,038,290	2,840,058
Payments on capital lease and note obligations	(20,638)	(1,345)
Payment on notes to Zunicom, Inc.	—	(365,625)

Net cash provided by financing activities	2,017,652	2,473,088

Net increase in cash and cash equivalents	2,469,528	197,197
Cash and cash equivalents at beginning of period	2,059,475	326,194

Cash and cash equivalents at end of period	$4,529,003	$523,391

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$150,110	$9,571

Interest paid	$15,627	$246,929

NONCASH FINANCING AND INVESTING ACTIVITIES
Purchase of equipment with a note payable	$—	$38,556

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

          The unaudited condensed consolidated interim unaudited financial statements of Universal Power Group, Inc. (“UPG” or the “Company”) included in this quarterly report have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three month period ended March 31, 2010. The results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year. The unaudited condensed consolidated financial statements included in this filing should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2009. The condensed consolidated balance sheet of the Company as of December 31, 2009 has been derived from the audited consolidated balance sheet as of that date.

          Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Monarch Outdoor Adventures LLC d/b/a Monarch Hunting (“Monarch”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

          In January 2009, the Company formed Monarch, a limited liability company, through which it acquired all of the tangible and intangible assets of a business for approximately $892,000. Monarch is a manufacturer and retailer of high-quality hunting products including battery and solar powered deer feeders, hunting blinds, stands and accessories. Monarch is located in Arlington, Texas and has customers throughout the United States.

NOTE C — STOCK-BASED COMPENSATION

          At March 31, 2010, common shares reserved for future issuance include 2,000,000 shares issuable under the 2006 Stock Option Plan, as amended, 20,000 shares issuable upon exercise of options not granted under the 2006 Stock Option Plan and 300,000 shares issuable upon exercise of outstanding warrants. At March 31, 2010, there are 1,371,842 options outstanding under the 2006 Stock Option Plan, and 628,158 options are available for future grants.

          There were no options granted during the three months ended March 31, 2010 or during the three months ended March 31, 2009.

          At March 31, 2010, the aggregate intrinsic value of options outstanding and exercisable was $62,800.

          At March 31, 2010, all outstanding options under the 2006 Stock Option Plan were fully vested with no remaining unrecognized compensation expense.

          On June 25, 2007, Zunicom issued 645,133 shares of restricted stock to certain employees of UPG for past and future services. The Company is amortizing the fair value of these shares as compensation expense over the 48 month vesting period. In January 2009, 227,229 of these shares were forfeited when the Chief Executive Officer resigned as an officer and director of the Company. Accordingly, 417,904 restricted shares remain outstanding at March 31, 2010. Approximately $15,000 of compensation expense related to these shares was recorded during the three month periods ended March 31, 2010 and 2009, respectively. There is approximately $82,000 of unvested expense remaining as of March 31, 2010 which will be recognized as compensation expense through July 2011.

          On March 21, 2007, the Company issued stock options to non-employees to purchase 20,000 shares of the Company’s common stock at an exercise price of $7.00 per share vesting over three years and expiring December 19, 2016. These stock options remain outstanding as of March 31, 2010.

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

          For the three month period ended March 31, 2010, the dilutive effect of 40,000 stock options is included in the calculation and 1,354,842 stock options and 300,000 warrants are excluded from the calculation as they are antidilutive. For the three month period ended March 31, 2009, 1,355,478 stock options and 300,000 warrants are excluded from the calculation as they are antidilutive.

NOTE E — LINE OF CREDIT

          On December 16, 2009, the Company entered into a Credit Agreement (“Credit Agreement”) with Wells Fargo for a $30 million revolving credit facility. Maximum borrowings under the facility may be increased to $40 million if the Company satisfies certain pre-defined conditions. Borrowings under the facility are secured by a first priority lien on all of the Company’s assets. Borrowing availability under the facility depends on the level of the Company’s accounts receivable and inventory. For each borrowing, the Company has the option to choose a “Base Rate” or “Eurodollar” loan. Interest on Base Rate loans is payable quarterly and interest on Eurodollar loans is generally payable monthly or quarterly as selected by the Company. The annual rate of interest payable on Base Rate and Eurodollar loans fluctuate depending upon a number of factors. At March 31, 2010, the interest rate was 2.75% on all outstanding borrowings. The Credit Agreement terminates on July 30, 2013.

          The Credit Agreement contains customary negative covenants restricting the Company’s ability to take certain actions without Wells Fargo’s consent, including incurring additional indebtedness, transferring or encumbering assets, paying dividends or making certain other payments, and acquiring other businesses. If there is an “event of default”, including failure to pay, bankruptcy, breach of covenants and breach of representations and warranties, all amounts outstanding under the credit facility will become immediately due and payable In addition, the Company must maintain certain financial covenants on a quarterly basis.

          At March 31, 2010, approximately $17.2 million was outstanding under the line of credit and approximately $1.8 million remained available for borrowings under the line of credit based on the borrowing formula.

          Interest Rate Swap

          In connection with the Credit Agreement, the Company terminated the Interest Swap Agreement (“ISA”) it had with its previous lender and, consequently, discontinued hedge accounting as of December 16, 2009. The Company continues to incur interest expense commensurate with its original, hedged risk, and there is currently no indication that interest payments on the hedged transaction would not continue. Therefore, the realized losses related to the ISA will not be recognized immediately and will remain in accumulated other comprehensive income (loss). These losses are reclassified into interest expense over the original contractual term of the ISA starting as of December 16, 2009.

NOTE F — CONCENTRATIONS

          At March 31, 2010 and 2009, the Company had receivables due from Broadview Security in the amount of approximately $3.4 million and $5.0 million, respectively. During the three months ended March 31, 2010 and 2009, Broadview Security accounted for 36% and 35%, respectively, of net sales. The loss of Broadview Security as a customer would have a material adverse impact on the Company’s operations and financial condition. On May 12, 2010, the shareholders of Broadview Security approved a transaction pursuant to which Broadview Security would be acquired by Tyco International Ltd.. (Brinks Home Security is Broadview Security’s legal name.) This transaction is scheduled to close on May 14, 2010. The Company does not know what impact the merger will have on its relationship with Broadview Security.

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

NOTE H — SETTLEMENT AGREEMENTS

          In the first quarter of 2009, in an effort to improve efficiencies within its sourcing channels, the Company entered into an agreement with its primary independent sourcing agent canceling its relationship with that agent. Under the agreement, the Company agreed to pay its former sourcing agent a total of $2.565 million, including amounts owed with respect to purchases prior to the cancellation of the relationship, over a three-year period. The sourcing agent assigned to the Company all of his North American distribution rights on products manufactured by certain factories, including the Company’s primary battery supplier, and agreed to a three-year non-compete covenant. The Company does not believe that the cancellation of this relationship will impact its ability to source goods from its suppliers. The Company also entered into a settlement agreement with its former Chief Executive Officer relating to his resignation as an officer and director. Under the agreement, the Company agreed to pay a total of $0.55 million over a two-year period. At March 31, 2010, there is approximately $1.7 million recorded as settlement expenses in the accompanying balance sheet that are due and payable pursuant to these agreements.

NOTE I — INCOME TAXES

          The Company recorded income tax expense on continuing operations of approximately $0.3 million for each of the three month periods ended March 31, 2010 and 2009, respectively. The effective rate for 2010 differed from the statutory rate of 34 percent, primarily due to the impact of state income taxes and nondeductible expenses. The Company’s effective tax rate for the three month period ended March 31, 2009 was higher than expected as a result of recording a valuation allowance of $0.8 million on a portion of the Company’s deferred tax assets related to stock-based compensation. The valuation allowance was established to reduce the deferred tax assets to the amount expected to be realized.

          The Company files income tax returns in the U.S. federal jurisdiction and various states. With a few exceptions, the Company is no longer subject to U.S. state and local income tax examinations by tax authorities for years before 2006. During 2009 the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for 2007 and 2008, which is expected to be completed in 2010.

          As of March 31, 2010, the IRS has proposed certain significant adjustments to the Company’s inventory capitalization, bad debts and depreciation deductions. Management is currently evaluating those proposed adjustments to determine if it agrees. Management believes that appropriate provisions for all outstanding issues have been recorded for all open years.

          Included in the tax balances at March 31, 2010, are approximately $0.56 million of tax positions for which the ultimate deductibility is certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

NOTE J — SEGMENT AND GEOGRAPHIC INFORMATION

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

                    The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. See “Forward-Looking Statements” following the Table of Contents of this Form 10-Q. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

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

          The demand for batteries and related power accessories is impacted by consumer preferences, technological developments, fuel costs, which impact manufacturing and shipping, the cost of lead and copper, the two principal raw materials used to manufacture batteries and general economic conditions. We believe that technological change drives growth as new product introductions accelerate sales and provide us with new opportunities. At the same time, battery chemistries are also evolving due to changes in consumer demands and preferences that are driven, in part, by environmental and safety concerns and the need for greater density power and longer life. Therefore, we continue to stay current regarding advances and changes in battery technology.

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

Operations Overview

          Challenging market conditions, including the lingering effects of the global recession, price volatility in the commodities markets and weak consumer demand, continue to impact our business as reflected by the fact that net sales and gross margins for the first quarter of 2010 were lower than for the corresponding period in 2009. Although we reported operating income, pre-tax net income and net income for the 2010 period compared to an operating loss, a pre-tax loss and a net loss for the corresponding 2009 period, the 2009 period included a $2.5 million charge for settlement expenses. On a Non-GAAP basis, after adjusting 2009 results for the settlement expenses, operating income, pre-tax income and net income for 2010 were lower than their counterparts in 2009. (See “Reconciliation of GAAP Operating Income (Loss) to Adjusted Operating Income (Unaudited)” below.) On the other hand, we maintained control over our operating expenses, which were lower than they were in the first quarter of 2009, and we continued to execute our long-term strategic plan to develop new, higher-margin products, penetrate new markets and increase our market share in existing markets, while enhancing our already strong relationships with our network of suppliers. In addition, we believe that our financial condition continues to improve as we continue to execute on our strategy to reduce our inventory levels (approximately $2.1 million), accounts receivable (approximately $0.8 million) and accounts payable (approximately $3.4). Although, these improvements were offset, in part, by increased borrowings under our credit facility by $2.0 million, our cash position still improved by approximately $2.5 million, working capital increased by approximately $0.8 million and total shareholders’ equity increased by approximately $0.6 million. As a result, we believe we are well-positioned to improve our operating performance as the general economy consumer demand improves.

          In terms of our outlook for the balance of 2010, despite some recent improvements in the economy, we still face considerable uncertainty surrounding consumer demand, which has a direct impact on our business. Recent trends in retail sales and consumer confidence suggest that the early signs of economic recovery have yet to prove they are sustainable for the long run. The lack of robust economic recovery makes us cautious over the near term. As the economy continues to grow and as the recovery takes a firmer hold, we expect our net sales will improve. Some of this improvement will be driven by new products, including those marketed under the “Energizer” brand and the K2 lithium iron phosphate battery. We had hoped to have initial product deliveries of Energizer products in October 2009 so that we would be able to showcase the product and generate sales for the 2010 holiday shopping season. Because we insisted on maintaining the highest level of quality in this new product line, the initial deliveries of acceptable production units did not arrive until late December. We are continuing to work with larger retail accounts, alternative distribution channels and with Internet retailers to increase exposure and spur demand. The lithium iron phosphate battery is a new battery chemistry that promises to deliver more power and longer battery life at lower cost. Although there is a significant amount of interest in this product, that interest has not translated into sales as yet. Finally, we are cautiously optimistic that growth will also be driven by international markets in Asia and the Pacific basin.

Reconciliation of GAAP Operating Income (Loss) to Adjusted Operating Income (Unaudited)

          The following table reconciles GAAP Operating Income (Loss), as reported, to Non-GAAP operating income. We believe that Non-GAAP operating income, which is generally operating income less costs related to settlement agreements, represents our operating efficiency. Non-GAAP operating income, which is a Non-GAAP financial measure, should not be considered an alternative to, or more meaningful than, net income prepared on a GAAP basis. Additionally, Non-GAAP operating income may not be comparable to similar metrics used by others in the industry.

	Three Months Ended March 31,

	2010	2009

Operating income (loss) and income (loss) before provision for income taxes as reported:
Operating expenses	$3,473,275	$3,634,890
Settlement expenses	—	2,529,345

Total operating expenses	3,473,275	6,164,235

Operating income (loss)	959,692	(1,206,471)
Other expense, net	(161,360)	(247,550)

Income (loss) before provision for income taxes	$798,332	$(1,454,021)

NON-GAAP measures to exclude settlement expenses from operating expenses:
Settlement expenses	$—	$2,529,345

Non-GAAP operating income	$959,692	$1,322,874

Non-GAAP income before provision for income taxes	$798,332	$1,075,324

Results of Operations

          The following table compares our statement of operations data for the three months ended March 31, 2010 and 2009. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the nature of revenues (sales of batteries and other power accessory products versus logistics or value added services) and the relative mix of products sold (batteries versus other power supply products), which can vary from quarter to quarter, as well as the state of the general economy. In addition, our operating results in future periods may also be affected by acquisitions.

	Three months ended March 31,

	2010		2009

	Amount	Percentage	Amount	Percentage

	(dollars in thousands)
Net sales	$26,035	100.0%	$27,689	100.0%
Cost of sales	21,602	83.0%	22,731	82.1%

Gross profit	4,433	17.0%	4,958	17.9%

Operating expenses	3,473	13.3%	3,635	13.1%
Settlement expenses	—	—	2,529	9.1%

Total operating expenses	3,473	13.3%	6,164	22.3%

Operating income (loss)	960	3.7%	(1,206)	(4.4%)
Interest expense, net	(161)	(0.6%)	(248)	(0.9%)

Income (loss) before provision for income taxes	799	3.1%	(1,454)	(5.3%)
Provision for income taxes	(293)	(1.1%)	(295)	(1.1%)

Net income (loss)	$506	1.9%	$(1,749)	(6.3%)

For the three months ended March 31, 2010 and 2009

          Net sales

          For the three month period ended March 31, 2010, we generated consolidated net sales of $26.0 million compared to $27.7 million for 2009, a decrease of $1.7 million or 6.0%. Net sales to customers other than Broadview Security and its authorized dealers decreased to $15.0 million in the 2010 period from $15.1 million in 2009 period. Net sales to Broadview Security and its authorized dealers, our largest customer, were $11.0 million in the 2010 period compared to $12.5 million in the 2009 period, a decrease of approximately 12%. On May 12, 2010, the shareholders of Broadview Security approved a transaction pursuant to which it would be acquired by Tyco International Ltd.. (Brinks Home Security is Braodview Security’s legal name.) This transaction is expected to close on May 14, 2010. We do not know what impact the merger will have on its relationship with Broadview Security and we plan to monitor the situation closely.

          Cost of sales

          For the three month period ended March 31, 2010, our cost of sales decreased to $21.6 million compared to $22.7 million for 2009, or 5.0%. However, as a percentage of net sales, cost of sales in the first quarter of 2010 increased to 83.0% compared to 82.1% in the first quarter of 2009 as a result of increased inventory reserves and tooling costs for new products.

          Operating expenses

          For the three month period ended March 31, 2010, our operating expenses, including selling, general and administrative expenses, and depreciation and amortization expenses, decreased by approximately $161,000, or 4.4%, compared to the first quarter of 2009. The decrease in operating expenses is attributable to a reduction of (i) $70,000 in professional fees, (ii) $60,000 in insurance costs, (iii) $60,000 in personnel costs, and (iv) $50,000 in marketing expenses, offset by an increase of $40,000 in travel and entertainment expenses and $30,000 in accounting, filing fees, printing and other miscellaneous expenses.

          Settlement expenses

          We had no settlement expenses in the 2010 period compared to settlement expenses of $2.5 million in the 2009 period. The settlement expenses in the 2009 period relate a settlement agreement we entered into with our former chief executive officer and an agreement with our former principal independent sourcing agent cancelling his relationship with us. The aggregate amounts payable by us under these agreements is $3.1 million, of which $0.5 million payable to the settlement with the sourcing agent was applied to an existing payable balance related to prior year inventory purchases and an aggregate of $0.1 million under both agreements is being expensed as interest over the respective terms of the agreements. The payments due to the former chief executive officer are payable over a two-year period beginning in January 2009 and the payments to the former sourcing agent are due over a three-year period beginning in March 2009. Except for the interest expense, which will be amortized over the respective terms of the agreements, we do not expect to incur any additional costs in connection with these settlement agreements.

          Operating income

          For the three month period ended March 31, 2010, our operating income was approximately $1.0 million compared to an operating loss of $1.2 million in the corresponding 2009 period. However, on a Non-GAAP basis, we had operating income of $1.3 million in the 2009 period. The Non-GAAP measure eliminates the 2009 settlement expenses.

          Interest expense

          Our interest expense totaled approximately $161,000 for the three month period ended March 31, 2010 compared to $248,000 for the corresponding 2009 period, a decrease of approximately $87,000. This reduction is attributable to the lower cost of funds under our new credit facility and the settlement of the two notes held by Zunicom in December 2009. The average outstanding loan balance on the line of credit for the 2010 and 2009 periods was $15.8 million and $16.3 million, respectively, with an interest rate of 2.75% on all 2010 borrowings and weighted average interest of 3.99% on 2009 borrowings.

          Income before provision for income taxes

          For the three month period ended March 31, 2010, pre-tax income was approximately $0.8 million compared to a pre-tax loss of approximately $1.45 million in the corresponding 2009 period. However, on a Non-GAAP basis, pre-tax income in the 2009 period was approximately $1.1 million. The Non-GAAP measure eliminates the 2009 settlement expense.

          Income taxes

          Income tax expense for each of the three-month periods ended March 31, 2010 and 2009 totaled approximately $0.3 million. Our effective tax rate was higher than expected for the three month period ended March 31, 2009 as a result of recording a valuation allowance of $0.8 million on a portion of our deferred tax asset related to stock-based compensation. The valuation allowance was established to reduce the deferred tax asset to the amount expected to be realized.

          Liquidity

          We had cash and cash equivalents of approximately $4.5 million and $2.1 million at March 31, 2010 and December 31, 2009, respectively.

          On December 16, 2009, we entered into a Credit Agreement with Wells Fargo for a $30 million revolving credit facility. Maximum borrowing under the facility may be increased to $40 million if we satisfy certain pre-defined conditions. Borrowings under the facility are secured by a first priority lien on all of our assets. Borrowing availability under the facility depends on the level of our accounts receivable and inventory. For each borrowing, we have the option to choose a “Base Rate” or “Eurodollar” loan. Interest on Base Rate loans is payable quarterly and interest on Eurodollar loans is generally payable monthly or quarterly as selected by us. The annual rate of interest payable on Base Rate and Eurodollar loans fluctuate depending upon a number of factors. At March 31, 2010, the interest rate on all outstanding borrowings was 2.75%. The Credit Agreement terminates on July 30, 2013.

          The Credit Agreement contains negative covenants restricting our ability to take certain actions without Wells Fargo’s consent, including incurring additional indebtedness, transferring or encumbering assets, paying dividends or making certain other payments, and acquiring other businesses. If there is an “event of default”, including failure to pay, bankruptcy, breach of covenants and breach of representations and warranties, all amounts outstanding under the credit facility will become immediately due and payable. In addition, we must maintain certain financial covenants on a quarterly basis.

          At March 31, 2010, approximately $17.2 million was outstanding under the line of credit and approximately $1.8 million remained available for borrowings under the line of credit based on the borrowing formula.

          For the three-month period ended March 31, 2010, net cash provided by operating activities was approximately $0.5 million compared to $2.3 million used in operating activities for the three month period ended March 31, 2009. The net cash provided by operating activities for 2010 reflects net income of $0.5 million, decreases in (i) inventories of $1.9 million, (ii) accounts receivable of $0.7 million, (iii) accounts payable and accrued liabilities of $3.0 million, and (iv) settlement expenses of $0.2 million as well as non-cash charges for depreciation, amortization, provision for bad debts and obsolete inventory, deferred taxes totaling approximately $0.6 million.

          Cash used in investing activities for the three month periods ended March 31, 2010 and 2009 was approximately $18,000 and $17,000, respectively. The cash in both periods was used primarily for purchases of property and equipment.

          Net cash provided by financing activities for the three month periods ended March 31, 2010 and 2009 was approximately $2.0 million and $2.5 million, respectively. The net cash provided by financing activities for 2010 included approximately $2.0 million in net borrowings on our line of credit. For the 2009 period the net amount represents approximately $2.8 million of net borrowings under our line of credit and approximately $0.4 million of debt repayment to Zunicom. The Zunicom notes were settled in full in December 2009.

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

PART II — OTHER INFORMATION

Item 6.	Exhibits

          The following exhibits are furnished as part of this report or incorporated herein as indicated.

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Formation (including Amended and Restated Articles of Incorporation) (1)

3(ii)	Amended and Restated Bylaws (1)

4.1	Specimen stock certificate (1)

4.2	Form of representatives’ warrant (1)

10.1(a)**	Form of 2006 Stock Option Plan (1)

10.1(b)	Form of Stock Option Agreement (1)

10.1(c)**	Amendment to the 2006 Stock Option Plan(6)

10.2	Separation Agreement between UPG and Randy Hardin(2)

10.3**	Form of Ian Edmonds Employment Agreement (1)

10.5	Amended and Restated Revolving Credit and Security Agreement with Compass Bank dated June 19, 2007 (1)

10.6	Asset Purchase Agreement for Monarch Hunting Products dated September 19, 2008. (5)

10.7	Real Property Lease for 1720 Hayden Drive, Carrollton, Texas (1)

10.8	Real Property Lease for 11605-B North Santa Fe, Oklahoma City, Oklahoma (1)

10.9	Real Property Lease for Las Vegas, Nevada (1)

10.10	Termination Agreement with Stan Battat a/b/a Import Consultants(3)

10.13	Third Party Logistics & Purchase Agreement, dated as of November 3, 2008, with Brinks Home Security, Inc. (4)

10.14	Credit Agreement with Wells Fargo Bank, National Association (8)

10.15	Security Agreement with Wells Fargo Bank, National Association (8)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

**	Management Contract, compensatory plan or arrangement.

(1)	Incorporated by reference to the Exhibit with the same number to our Registration Statement on Form S-1 (SEC File No. 333-137265) effective as of December 20, 2006.

(2)	Incorporated by reference to Exhibit 10.1 to our Current report on Form 8-K filed on January 23, 2009.

(3)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 17, 2009.

(4)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2008.

(5)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 25, 2008.

(6)	Incorporated by reference to Exhibit 10.1(c) to our Annual Report on Form 10-K for the year ended December 31, 2009.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Power Group, Inc.

Date: May 14, 2010	/s/ Ian Edmonds

Ian Edmonds
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ian Edmonds

Ian Edmonds
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)