Form 10-Q
period 2010-06-30
UNIVERSAL POWER GROUP INC.
filed 2010-08-16
CIK 1372000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
          Yes ☐     No ☑

          As of August 12, 2010, 5,000,000 shares of Common Stock were outstanding.

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

          Other sections of this report may include additional factors, which could adversely affect our business and financial performance. Moreover, the third-party logistics services business and the battery and related power accessory supply and distribution business are highly competitive and rapidly changing. New risk factors emerge from time to time and it is not possible for us to anticipate all the relevant risks to our business, and we cannot assess the impact of all such risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statements. Those factors include, among others, those matters disclosed as Risk Factors set forth in our Annual Report.

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

(i)

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

UNIVERSAL POWER GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30, 2010	December 31, 2009

	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$662,277	$2,059,475
Accounts receivable:
Trade, net of allowance for doubtful accounts of $628,518 (unaudited) and $452,200	12,255,142	11,440,179
Other	292,102	13,561
Inventories – finished goods, net of allowance for obsolescence of $1,150,137 (unaudited) and $756,671	27,169,530	30,977,213
Current deferred tax asset	1,383,520	1,151,635
Prepaid expenses and other current assets	1,084,970	1,064,152

Total current assets	42,847,541	46,706,215

PROPERTY AND EQUIPMENT
Logistics and distribution systems	1,812,379	1,807,069
Machinery and equipment	991,261	984,918
Furniture and fixtures	394,660	385,940
Leasehold improvements	402,849	388,334
Vehicles	199,992	222,549

Total property and equipment	3,801,141	3,788,810
Less accumulated depreciation and amortization	(2,241,940)	(1,940,715)

Net property and equipment	1,559,201	1,848,095

OTHER ASSETS	270,335	313,754
NON-CURRENT DEFERRED TAX ASSET	470,242	771,490

TOTAL ASSETS	$45,147,319	$49,639,554

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2010	December 31, 2009

	(unaudited)
CURRENT LIABILITIES
Line of credit	$11,689,710	$15,174,305
Accounts payable	10,341,952	11,971,502
Income taxes payable	—	698,654
Accrued liabilities	819,432	384,976
Current portion of accrued settlement expenses	861,155	955,730
Current portion of capital lease and note obligations	25,952	25,535
Current portion of deferred rent	82,208	92,040

Total current liabilities	23,820,409	29,302,742

LONG-TERM LIABILITIES
Accrued settlement expenses, less current portion	599,894	985,027
Capital lease and note obligations, less current portion	37,764	50,606
Deferred rent, less current portion	—	36,103
Non-current deferred tax liability	214,009	233,654

Total long term liabilities	851,667	1,305,390

TOTAL LIABILITIES	24,672,076	30,608,132

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding	50,000	50,000
Additional paid-in capital	15,983,236	15,951,626
Retained earnings	4,664,125	3,314,887
Accumulated other comprehensive loss	(222,118)	(285,091)

Total shareholders’ equity	20,475,243	19,031,422

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$45,147,319	$49,639,554

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Net sales	$28,393,923	$27,947,335	$54,428,718	$55,636,258
Cost of sales	23,333,195	22,992,882	44,935,023	45,724,041

Gross profit	5,060,728	4,954,453	9,493,695	9,912,217

Operating expenses	3,657,219	3,786,800	7,130,494	7,421,691
Settlement expenses	—	—	—	2,529,345

Total operating expenses	3,657,219	3,786,800	7,130,494	9,951,036

Operating income (loss)	1,403,509	1,167,653	2,363,201	(38,819)

Interest expense (including $0, $71,102, $0 and $146,831 to Zunicom, Inc.)	(236,936)	(233,246)	(398,296)	(480,796)

Income (loss) before provision for income taxes	1,166,573	934,407	1,964,905	(519,615)
Provision for income taxes	(323,044)	(322,066)	(615,667)	(617,997)

Net income (loss)	$843,529	$612,341	$1,349,238	$(1,137,612)

Net income (loss) per share
Basic	$0.17	$0.12	$0.27	$(0.23)
Diluted	$0.17	$0.12	$0.27	$(0.23)
Weighted average shares outstanding
Basic	5,000,000	5,000,000	5,000,000	5,000,000
Diluted	5,008,976	5,000,000	5,008,976	5,000,000

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,349,238	$(1,137,612)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	381,965	392,036
Provision for bad debts	168,341	230,000
Provision for obsolete inventory	420,000	170,000
Deferred income taxes	49,718	(53,994)
Gain on sale of equipment	(2,000)	—
Stock-based compensation	31,610	(18,230)
Changes in operating assets and liabilities:
Accounts receivable – trade	(983,304)	(1,604,746)
Accounts receivable – other	(278,541)	5,764
Inventories	3,387,683	7,110,306
Prepaid expenses and other current assets	(20,818)	(184,886)
Income tax receivable/payable	(698,654)	193,386
Accounts payable	(1,629,551)	(7,602,920)
Accrued liabilities	497,429	772,439
Settlement expenses	(479,709)	2,390,776
Deferred rent	(45,933)	(31,382)

Net cash provided by operating activities	2,147,474	630,937

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(34,889)	(31,105)
Proceeds from sale of equipment	2,000	—
Net cash paid in Monarch acquisition	—	(892,000)
Change in restricted cash	—	900,000

Net cash used in investing activities	(32,889)	(23,105)

CASH FLOWS FROM FINANCING ACTIVITIES
Net activity on line of credit	(3,484,595)	146,163
Payments on capital lease and note obligations	(27,188)	(3,400)
Payment on notes payable to Zunicom, Inc.	—	(731,250)

Net cash used in financing activities	(3,511,783)	(588,487)

Net increase (decrease) in cash and cash equivalents	(1,397,198)	19,345
Cash and cash equivalents at beginning of period	2,059,475	326,194

Cash and cash equivalents at end of period	$662,277	$345,539

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$1,579,341	$276,080

Interest paid	$197,061	$480,796

NONCASH FINANCING AND INVESTING ACTIVITIES
Purchase of equipment with a note payable	$—	$38,556

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

          In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three and six-month periods ended June 30, 2010. The results for the three and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited condensed consolidated financial statements included in this filing should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s annual report on form 10-K for the year ended December 31, 2009. The condensed consolidated balance sheet of the Company as of December 31, 2009 has been derived from the audited consolidated balance sheet as of that date.

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

NOTE C — STOCK-BASED COMPENSATION

          At June 30, 2010, common shares reserved for future issuance include 2,000,000 shares issuable under the 2006 Stock Option Plan, as amended, 20,000 shares issuable upon exercise of options granted outside of the 2006 Stock Option Plan and 300,000 shares issuable upon exercise of outstanding warrants. At June 30, 2010, there were 1,371,842 options outstanding under the 2006 Stock Option Plan and 628,158 options are available for future grants.

          There were no options granted during the six months ended June 30, 2010 or during the six months ended June 30, 2009.

          At June 30, 2010, the aggregate intrinsic value of options outstanding and exercisable was $22,800.

          At June 30, 2010, all outstanding options under the 2006 Stock Option Plan were fully vested with no remaining unrecognized compensation expense.

          On June 25, 2007, Zunicom issued 645,133 shares of restricted stock to certain employees of UPG for past and future services. These shares may not be sold, conveyed, transferred, pledged, encumbered or otherwise disposed of prior to the earlier of June 25, 2011 or date the date on which the employee’s employment is terminated by UPG, whichever occurs first. The Company is amortizing the fair value of these shares as compensation expense over the 48 month vesting period. In January 2009, 227,229 of these shares were forfeited when the Company’s former chief executive officer resigned as an officer and director of the Company. Accordingly, 417,904 restricted shares remain outstanding at June 30, 2010. Approximately $30,000 of compensation expense related to these shares was recorded during the six-month periods ended June 30, 2010 and 2009, respectively. There is approximately $67,000 of unvested expense remaining as of June 30, 2010, which will be recognized as compensation expense through July 2011.

UNIVERSAL POWER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On March 21, 2007, the Company issued stock options to non-employees to purchase 20,000 shares of the Company’s common stock at an exercise price of $7.00 per share vesting over three years and expiring December 19, 2016. These stock options remain outstanding as of June 30, 2010.

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

          For the three and six-month periods ended June 30, 2010, the dilutive effect of 40,000 stock options is included in the calculation and 1,351,842 stock options and 300,000 warrants are excluded from the calculation as they are antidilutive. For the three and six-month periods ended June 30, 2009, 1,355,478 stock options and 300,000 warrants are excluded from the calculation as they are antidilutive.

NOTE E — LINE OF CREDIT

          On December 16, 2009, the Company entered into a Credit Agreement with Wells Fargo for a $30 million revolving credit facility. Maximum borrowings under the facility may be increased to $40 million if the Company satisfies certain pre-defined conditions. Borrowings under the facility are secured by a first priority lien on all of the Company’s assets. Borrowing availability under the facility depends on the level of the Company’s accounts receivable and inventory. For each borrowing, the Company has the option to choose a Base Rate or Eurodollar loan, as defined. Interest on Base Rate loans is payable quarterly and interest on Eurodollar loans is generally payable monthly or quarterly as selected by the Company. The annual rate of interest payable on Base Rate and Eurodollar loans fluctuate depending upon a number of factors. At June 30, 2010, the interest rate was 2.81% on all outstanding borrowings. The Credit Agreement terminates on July 30, 2013.

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

          At June 30, 2010, approximately $11.7 million was outstanding under the credit facility out of a maximum availability of approximately $19.5 million based on the borrowing formula.

          Interest Rate Swap

          In connection with the Credit Agreement, the Company terminated the Interest Swap Agreement (“ISA”) it had with its previous lender and, consequently, discontinued hedge accounting as of December 16, 2009. The Company continues to incur interest expense commensurate with its original, hedged risk, and there is currently no indication that interest payments on the hedged transaction would not continue. Therefore, the realized losses related to the ISA will not be recognized immediately and will remain in accumulated other comprehensive income (loss). These losses are reclassified into interest expense over the original contractual term of the ISA starting as of December 16, 2009 through July 5, 2012.

NOTE F — CONCENTRATIONS

          At June 30, 2010 and 2009, the Company had receivables due from Broadview Security in the amount of approximately $3.1 million and $4.8 million, respectively. During the three months ended June 30, 2010 and 2009, Broadview Security accounted for 32% and 37%, respectively, of net sales; and 34% and 36%, respectively, of net sales for the six months ended June 30, 2010 and 2009. The loss of Broadview Security as a customer would have a material adverse impact on the Company’s operations and financial condition. On May 14, 2010, Broadview Security was acquired by Tyco International Ltd. The Company does not know what impact the acquisition will have on its relationship with Broadview Security.

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

NOTE H — SETTLEMENT AGREEMENTS

          In the first quarter of 2009, in an effort to improve efficiencies within its sourcing channels, the Company entered into an agreement with its primary independent sourcing agent canceling its relationship with that agent. Under the agreement,

UNIVERSAL POWER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the Company agreed to pay its former sourcing agent a total of $2.565 million, including amounts owed with respect to purchases prior to the cancellation of the relationship, over a three-year period. The sourcing agent assigned to the Company all of his North American distribution rights on products manufactured by certain factories, including the Company’s primary battery supplier, and agreed to a three-year non-compete covenant. The Company does not believe that the cancellation of this relationship will impact its ability to source goods from its suppliers. The Company also entered into a settlement agreement with its former chief executive officer relating to his resignation as an officer and director. Under the agreement, the Company agreed to pay a total of $0.55 million over a two-year period. At June 30, 2010, there is approximately $1.5 million recorded as accrued settlement expenses in the accompanying balance sheet that are due and payable pursuant to these agreements.

NOTE I — INCOME TAXES

          The Company files income tax returns in the U.S. federal jurisdiction and various states. With a few exceptions, the Company is no longer subject to U.S. state and local income tax examinations by tax authorities for years before 2006. During 2009, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for 2007 and 2008, which was completed in June 2010.

          The Company recorded income tax expense totaling approximately $0.3 million and $0.6 million, respectively, for the three-month and six-month periods ended June 30, 2010 and 2009. The Company’s effective tax rate for the three-month and six-month periods ended June 30, 2010 was lower than the statutory rate primarily as a result of reversing estimated tax penalties totaling approximately $105,000 recorded at December 31, 2009 upon completion of the examination by the IRS of the Company’s 2007 and 2008 U.S. income tax returns.

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

          Our customers include original equipment manufacturers (OEMs), distributors and both online and traditional retailers. Our products provide basic energy and portable power solutions to a wide variety of existing applications. They are used in a diverse and growing range of industries including automotive, medical mobility, consumer goods, electronics, marine, hunting, security and surveillance, telecommunications, uninterruptible power supply, power sports, solar and portable power.

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

Operations Overview

          Our actions to control costs and continued execution of our long-term strategic plan to penetrate new markets and increase our market share in existing markets have yielded positive results. For the second quarter, we reported improvements in net sales, gross profit, operating income and net income compared to the corresponding period in 2009. Despite lingering effects of the global recession and a decrease in net sales to Broadview Security and its authorized dealers, the efforts of our new sales team drove an 18.1% increase in sales of batteries and related power accessories. In terms of concentration, revenues from Broadview Security and its authorized dealers made up 37.6% of our net sales in the second quarter of 2010, compared to 46.3% in the prior year’s quarter. In addition to increased sales efforts, cost control measures contributed to net income of $800,000 or $0.17 per diluted share for the 2010 second quarter, compared to net income of $600,000 or $0.12 per diluted share for the same period of 2009.

          In May 2010, Broadview Security was acquired by Tyco International Ltd. We continue to provide Broadview Security and its authorized dealers the products, service and overall value they have come to expect from us. We are also continuing to hold discussions with the new management team to establish a future direction for this business.

          Although we reported operating income, pre-tax net income and net income for the 2010 period compared to an operating loss, a pre-tax loss and a net loss for the corresponding 2009 period, the 2009 period included a $2.5 million charge for settlement expenses. On a Non-GAAP basis, after adjusting 2009 results for the settlement expenses, operating income, pre-tax income and net income for 2010 were slightly lower than comparable amounts in 2009. (See “Reconciliation of GAAP Operating Income (Loss) and Income (Loss) Before Provision for Income Taxes to Non-GAAP Operating Income and Income Before Provision for Income Taxes (Unaudited)” below.)

          While we still face considerable uncertainty surrounding consumer confidence, we believe we are well positioned to improve our operating performance as the general economy improves. We continued to work diligently at closely monitoring our costs in the context of taking actions to lower expenses and enhance overall productivity, such as re-alignment plans for two of our logistics centers, which we believe will enable us to provide better service to our customers. We will close our Oklahoma City distribution center and consolidate those operations in our main distribution center in Carrollton, Texas to reduce redundant costs and enhance the efficient utilization of our largest warehouse. Further, we will relocate our Southeast distribution center from Columbus, Georgia to Atlanta. We believe this move will improve efficiency as a result of closer proximity to the air and ground transportation hubs surrounding Atlanta. We expect both of these moves to be completed by the end of the third quarter.

          We continue exploring opportunities to broaden our business beyond North America and investigating the feasibility of opening a distribution center outside of the United States in an effort to improve order fulfillment and enhance the overall efficiency of our supply chain.

          We remain committed to improving operational efficiency, enhancing our product and service offerings, growing global presence and aligning ourselves with strategic partners that will enable us to drive improved top and bottom lines.

          Reconciliation of GAAP Operating Income (Loss) and Income (Loss) Before Provision for Income Taxes to Non-GAAP Operating Income and Income Before Provision for Income Taxes (Unaudited)

          The following table reconciles GAAP operating income (loss) and GAAP income (loss) before provision for income taxes, as reported, to non-GAAP operating income and non-GAAP income before provision for income taxes. We believe that non-GAAP operating income, which is generally operating income less costs related to settlement agreements, represents our operating efficiency. Non-GAAP operating income and non-GAAP income before provision for income taxes, which are non-GAAP financial measures, should not be considered alternatives to, or more meaningful than, net income prepared on a GAAP basis.

Additionally, non-GAAP operating income and non-GAAP income before provision for income taxes may not be comparable to similar metrics used by others in the industry.

	Financial Summary (Non-GAAP) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Operating income (loss) and income (loss) before provision for income taxes as reported:
Operating expenses	$3,657,219	$3,786,800	$7,130,494	$7,421,691
Settlement expenses	—	—	—	2,529,345
Total operating expenses	3,657,219	3,786,800	7,130,494	9,951,036

Operating income (loss)	1,403,509	1,167,653	2,363,201	(38,819)
Interest expense	(236,936)	(233,246)	(398,296)	(480,796)
Income (loss) before provision for income taxes	1,166,573	934,407	1,964,905	(519,615)

Non-GAAP measures to exclude settlement expenses from operating expenses:
Settlement expenses	—	—	—	2,529,345

Non-GAAP operating income	$1,403,509	$1,167,653	$2,363,201	$2,490,526

Non-GAAP income before provision for income taxes	$1,166,573	$934,407	$1,964,905	$2,009,730

Results of Operations

          The following table compares our statement of operations data for the three and six months ended June 30, 2010 and 2009. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the nature of revenues (sales of batteries and other power accessory products versus logistics or value added services) and the relative mix of products sold (batteries versus other power supply products), which can vary from quarter to quarter, as well as the state of the general economy. In addition, our operating results in future periods may also be affected by acquisitions.

	Three months ended June 30,				Six months ended June 30,

	2010		2009		2010		2009

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)
Net sales	$28,394	100.0%	$27,947	100.0%	$54,429	100.0%	$55,636	100.0%
Cost of sales	23,333	82.2%	22,993	82.3%	44,935	82.6%	45,724	82.2%

Gross profit	5,061	17.8%	4,954	17.7%	9,494	17.4%	9,912	17.8%
Operating expenses	3,657	12.9%	3,787	13.5%	7,131	13.1%	7,422	13.3%
Settlement expenses	—	—	—	—	—	—	2,529	4.5%

Total operating expenses	3,657	12.9%	3,787	13.5%	7,131	13.1%	9,951	17.9%
Operating income (loss)	1,404	4.9%	1,168	4.2%	2,363	4.3%	(39)	(0.1%)
Interest expense	(237)	(0.8%)	(233)	(0.8%)	(398)	(0.7%)	(481)	(0.9%)

Income (loss) before provision for income taxes	1,167	4.1%	934	3.3%	1,965	3.6%	(520)	(0.9%)
Provision for income taxes	(323)	(1.4%)	(322)	(1.2%)	(616)	(1.1%)	(618)	(1.1%)

Net income (loss)	$844	3.0%	$612	2.2%	$1,349	2.5%	$(1,138)	(2.0% )

For the three months ended June 30, 2010 and 2009

          Net Sales

          For the three-month period ended June 30, 2010, we had net sales of $28.4 million compared to net sales of $27.9 million for the comparable 2009 period, a increase of $0.5 million or 1.6%. Net sales to customers other than Broadview Security and its authorized dealers increased to $17.7 million in 2010 from $15.0 million in 2009, or 18.1%. This increase is due to sales to new and existing customers. Net sales to Broadview Security, Inc. and its authorized dealers, our largest customer, were $10.7 million compared to $12.9 million in 2009, a decrease of 17.5%. Most of the reduction was attributable to a decrease in sales to the authorized dealers.

          Cost of sales

          For the three-month period ended June 30, 2010 our cost of sales increased to $23.3 million from $23.0 million for the comparable 2009 period, an increase of $0.3 million, or 1.5%. Nevertheless, cost of sales as a percentage of net sales remained relatively constant at 82.2% and 82.3% for the three-month periods ended June 30, 2010 and 2009, respectively.

          Operating expenses

          For the three-month period ended June 30, 2010, total operating expenses, consisting of selling, general and administrative expenses as well as depreciation and amortization expenses, decreased by approximately $130,000, or 3.4%, compared to the second quarter of 2009. This decrease is related to lower insurance, travel and entertainment, and bad debt expenses.

          Operating income

          For the three-month period ended June 30, 2010, our operating income increased by approximately $235,000, or 20.2%, compared to the second quarter of 2009.

          Interest expense

          Interest expense was comparable for both periods, $237,000 in the 2010 period and $233,000 in the 2009 period. The 2010 period included approximately $60,000 of interest relating to a tax deficiency arising as a result of the tax examination of our 2008 and 2007 tax filings. The balance of the interest expense in the 2010 period related to our working capital credit facility. The interest expense for 2009 includes $162,000 incurred in connection with our working capital line of credit and $71,000 interest on our indebtedness to Zunicom, which we repaid at the end of 2009. The average outstanding loan balance on the line of credit for the 2010 and 2009 periods was $13.4 million and $14.5 million, respectively. In December 2009, we refinanced our existing working capital credit facility with Compass Bank in favor of a new facility with Wells Fargo Bank, the terms of which were much more favorable to us. The cost of funds under our new credit facility in the second quarter of 2010 averaged 2.81% compared to 4.45% under the prior facility in the second quarter of 2009.

          Income before provision for income taxes

          For the three-month period ended June 30, 2010, our income before provision for income taxes increased by approximately $232,000, or 24.8%, compared to the second quarter of 2009, reflecting higher net sales and lower operating expenses.

          Income taxes

          Provision for income taxes for both the 2010 and 2009 periods was approximately $0.3 million, reflecting an effective tax rate of 27.7% and 34.5% for the three-month periods ended June 30, 2010 and 2009, respectively. The lower effective tax rate for the three-month period ended June 30, 2010 was due primarily to a reversal of the estimated tax penalties of $105,000 recorded at December 31, 2009 as a result of the examination of our 2007 and 2008 tax returns which has now been concluded.

For the six months ended June 30, 2010 and 2009

          Net Sales

          For the six-month period ended June 30, 2010, we had net sales of $54.4 million compared to $55.6 million for 2009, a decrease of $1.2 million, or 2.2%. Net sales to Broadview Security and its authorized dealers were $21.7 million compared to $25.4 million in 2009, a decrease of 14.7%. Net sales to customers other than Broadview Security and its authorized dealers increased to $32.7 million in the 2010 period from $30.2 million in the 2009 period, or 8.4%, reflecting increased sales of batteries and power related products to new and existing accounts.

          Cost of sales

          For the six-month period ended June 30, 2010, our cost of sales decreased to $45.0 million compared to $45.7 million for 2009, a decrease of $0.7 million, or 1.7%. As a percentage of net sales, cost of sales increased slightly to 82.6% for 2010 compared to 82.2% for 2009, reflecting increased inventory reserves and tooling costs.

          Operating expenses

          For the six-month period ended June 30, 2010, total operating expenses decreased by approximately $2.8 million, or 28.3%, compared to six months ended June 30, 2009, of which $2.5 million represented settlement costs incurred in the 2009 period, and the remaining $300,000 was attributable to lower insurance, legal and personnel costs.

          Settlement expenses

          The settlement expenses in the 2009 period related a settlement agreement we entered into with our former chief executive officer in connection with his resignation as an officer and director and an agreement with our former principal independent sourcing agent cancelling his relationship with us. The aggregate amounts payable by us under these agreements is $3.1 million, of which $0.5 million payable to sourcing agent was applied to an existing payable balance related to prior year inventory purchases and an aggregate of $0.1 million under both agreements is being expensed as interest over the respective terms of the agreements. The payments due to the former chief executive officer are payable over a two-year period beginning in January 2009 and the payments to the former sourcing agent are due over a three-year period beginning in March 2009. Except for the interest expense, which will be amortized over the respective terms of the agreements, we do not expect to incur any additional costs in connection with these settlement agreements.

          Operating income

          For the six-month period ended June 30, 2010, our operating income was $2.4 million compared to operating loss of $39,000 for the comparable 2009 period. However, on a Non-GAAP basis, we had operating income of $2.5 million in the 2009 period. The Non-GAAP measure eliminates the 2009 settlement expenses.

          Interest expense

          Our interest expense for six-month period ended June 30, 2010 was $0.4 million compared to $0.5 million for the comparable 2009 period. The 2010 period includes $60,000 of interest relating to a tax deficiency arising as a result of the examination of our 2008 and 2007 U.S. tax filings and the balance relates to our working capital credit facility. Interest expense for the 2009 period relates to interest incurred in connection with our working capital credit facility and the indebtedness to Zunicom. The average outstanding loan balance on the line of credit for the 2010 and 2009 periods was $14.6 million and $15.4 million, respectively, and the weighted average interest rates for the two periods was 2.78% and 4.3%, respectively, reflecting the more favorable terms under our new credit facility.

          Income before provision for income taxes

          For the six-month period ended June 30, 2010, pre-tax income was approximately $2.0 compared to a pre-tax loss of $0.5 million in the corresponding 2009 period. However, on a Non-GAAP basis, pre-tax income in the 2009 period was approximately $2.0 million. The Non-GAAP measure eliminates the 2009 settlement expense.

          Income taxes

          Provision for income taxes for both the six-month periods June 30, 2010 and 2009 was approximately $0.6 million, reflecting an effective tax rate of 31.3% and 119%, respectively. In 2009 we recorded a valuation allowance of $0.8 million on a portion of our deferred tax asset related to stock-based compensation. The valuation allowance was established to reduce the deferred tax asset to the amount expected to be realized.

          Liquidity

          We had cash and cash equivalents of approximately $0.7 million and $0.3 million at June 30, 2010 and 2009, respectively.

          On December 16, 2009, we entered into a Credit Agreement with Wells Fargo for a $30 million revolving credit facility. Maximum borrowing under the facility may be increased to $40 million if we satisfy certain pre-defined conditions. Borrowings under the facility are secured by a first priority lien on all of our assets. Borrowing availability under the facility depends on the level of our accounts receivable and inventory. For each borrowing, we have the option to choose a “Base Rate” or “Eurodollar” loan. Interest on Base Rate loans is payable quarterly and interest on Eurodollar loans is generally payable monthly or quarterly as selected by us. The annual rate of interest payable on Base Rate and Eurodollar loans fluctuate depending upon a number of factors. At June 30, 2010, the interest rate on all outstanding borrowings was 2.81%. The Credit Agreement terminates on July 30, 2013.

          The Credit Agreement contains negative covenants restricting our ability to take certain actions without Wells Fargo’s consent, including incurring additional indebtedness, transferring or encumbering assets, paying dividends or making certain other payments, and acquiring other businesses. In addition, we must maintain certain financial covenants on a quarterly basis.

          At June 30, 2010, approximately $11.7 million was outstanding under the credit facility out of a maximum availability of $19.5 million based on the borrowing formula.

          For the six-month period ended June 30, 2010, net cash provided by operating activities was approximately $2.1 million compared to $0.6 million for the similar period ending 2009. The net cash provided by operating activities for 2010 reflects (a) net income of $1.3 million, (b) a decrease in inventories of $3.4 million, (c) non-cash charges for depreciation and amortization of $0.4 million, (d) provision for bad debts and obsolete inventory of $0.6 million and (e) an increase in accrued expenses of $0.5 million, offset by (i) an increase in accounts receivable of $1.3 million, (ii) a decrease in income taxes payable of $0.7 million, (iii) a decrease in accounts payable of $1.6 million and (iv) a decrease in settlement expenses payable of $0.5 million.

          Cash used in investing activities for the six-month periods ended June 30, 2010 and 2009 was approximately $33,000 and $23,000 respectively. In both periods, cash was used primarily for purchases of property and equipment.

          Net cash used in financing activities for the six-month periods ended June 30, 2010 and 2009 was approximately $3.5 million and $0.6 million, respectively. The net cash used in financing activities for 2010 included a $3.5 million payment on our line of credit. For the 2009 period the net amount represents approximately $0.1 million of net borrowings under our line of credit and approximately $0.7 million of debt repayment to Zunicom. The Zunicom notes were settled in full in December 2009.

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

Universal Power Group, Inc.

Date: August 16, 2010	/s/Ian Edmonds

Ian Edmonds
President and Chief Executive Officer
(Principal Executive Officer)

/s/Ian Edmonds

Ian Edmonds
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)