Form 10-K/A
period 2009-12-31
UNIVERSAL POWER GROUP INC.
filed 2010-09-23
CIK 1372000

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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

     We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”), originally filed on March 31, 2010 to revise (i) the auditors’ reports to explicitly state that their audits have been conducted in accordance with the standards of the Public Oversight Accounting Board (United States); (ii) pages F-3, F-4 and F-10 to reflect the fact that we have three subsidiaries, of which two are inactive and one, Monarch Outdoor Adventures, LLC, d/b/a as Monarch Hunting is active; and (iii) the certifications required by Exchange Act 13a-14(a), Exhibits 31.1 and 31.2, to include the phrase “including its consolidated subsidiaries,” in paragraph 4(a). No other material changes have been made to the Annual Report. This amendment is not intended to update other information presented in the Annual Report as originally filed.

1

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

2

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 22, 2010

Universal Power Group, Inc.

By:	/s/ Ian Edmonds

Ian Edmonds
President and CEO

3

ITEM 15 (A) (1)
FINANCIAL STATEMENTS AND
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS
UNIVERSAL POWER GROUP, INC.

DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Board of Directors and Stockholders of
Universal Power Group, Inc.

     We have audited the accompanying consolidated balance sheet of Universal Power Group, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and the related statements of operations, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Power Group, Inc. and subsidiaries, as of December 31,2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP
Dallas, Texas
March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Board of Directors and Stockholders of
Universal Power Group, Inc.

     We have audited the accompanying consolidated balance sheet of Universal Power Group, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Power Group, Inc. and subsidiaries, as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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