Form 10-Q
period 2010-09-30
UNIVERSAL POWER GROUP INC.
filed 2010-11-15
CIK 1372000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☑

As of November 12, 2010, 5,000,000 shares of Common Stock were outstanding.

FORWARD-LOOKING STATEMENTS

          This report includes forward-looking statements as the term is defined in the Private Securities Litigation Reform Act of 1995 or by the U.S. Securities and Exchange Commission (“SEC”) in its rules, regulations and releases, regarding, among other things, all statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” in our Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2009 filed with the SEC (“Annual Report”) and elsewhere in this report. In addition, our past results of operations do not necessarily indicate our future results.

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

(i)

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

UNIVERSAL POWER GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30, 2010	December 31, 2009

	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$280,064	$2,059,475
Accounts receivable:
Trade, net of allowance for doubtful accounts of $652,011 (unaudited) and $452,200	12,759,565	11,440,179
Other	133,113	13,561
Inventories – finished goods, net of allowance for obsolescence of $1,192,050 (unaudited) and $756,671	33,916,169	30,977,213
Current deferred tax asset	1,326,310	1,151,635
Prepaid expenses and other current assets	936,323	1,064,152

Total current assets	49,351,544	46,706,215

PROPERTY AND EQUIPMENT
Logistics and distribution systems	1,819,944	1,807,069
Machinery and equipment	991,261	984,918
Furniture and fixtures	394,660	385,940
Leasehold improvements	408,128	388,334
Vehicles	199,992	222,549

Total property and equipment	3,813,985	3,788,810
Less accumulated depreciation and amortization	(2,401,927)	(1,940,715)

Net property and equipment	1,412,058	1,848,095

OTHER ASSETS	241,246	313,754
NON-CURRENT DEFERRED TAX ASSET	489,758	771,490

TOTAL ASSETS	$51,494,606	$49,639,554

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2010	December 31, 2009

	(unaudited)
CURRENT LIABILITIES
Line of credit	$12,802,337	$15,174,305
Accounts payable	14,645,115	11,971,502
Income taxes payable	—	698,654
Accrued liabilities	1,074,205	384,976
Current portion of accrued settlement expenses	802,534	955,730
Current portion of capital lease and note obligations	26,029	25,535
Current portion of deferred rent	59,903	92,040

Total current liabilities	29,410,123	29,302,742

LONG-TERM LIABILITIES
Accrued settlement expenses, less current portion	421,264	985,027
Capital lease and note obligations, less current portion	31,743	50,606
Deferred rent, less current portion	—	36,103
Non-current deferred tax liability	204,003	233,654

Total long term liabilities	657,010	1,305,390

TOTAL LIABILITIES	30,067,133	30,608,132

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding	50,000	50,000
Additional paid-in capital	15,999,042	15,951,626
Retained earnings	5,571,604	3,314,887
Accumulated other comprehensive loss	(193,173)	(285,091)

Total shareholders’ equity	21,427,473	19,031,422

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,494,606	$49,639,554

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Net sales	$28,304,355	$27,494,909	$82,733,073	$83,132,341
Cost of sales	22,833,290	22,957,800	67,768,313	68,681,843

Gross profit	5,471,065	4,537,109	14,964,760	14,450,498

Operating expenses	3,828,472	3,305,166	10,958,966	10,726,856
Settlement expenses	—	—	—	2,529,345

Total operating expenses	3,828,472	3,305,166	10,958,966	13,256,201

Operating income	1,642,593	1,231,943	4,005,794	1,194,297

Interest expense (including $0, $66,353, $0 and $213,184 to Zunicom, Inc.)	(36,454)	(240,110)	(434,750)	(718,791)

Income before provision for income taxes	1,606,139	991,833	3,571,044	475,506
Provision for income taxes	(698,660)	(379,765)	(1,314,327)	(997,762)

Net income (loss)	$907,479	$612,068	$2,256,717	$(522,256)

Net income (loss) per share
Basic	$0.18	$0.12	$0.45	$(0.10)
Diluted	$0.18	$0.12	$0.45	$(0.10)
Weighted average shares outstanding
Basic	5,000,000	5,000,000	5,000,000	5,000,000
Diluted	5,012,734	5,004,794	5,015,063	5,000,000

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,256,717	$(522,256)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	571,042	588,616
Provision for bad debts	183,361	320,000
Provision for obsolete inventory	630,000	230,000
Deferred income taxes	77,406	(182,016)
Loss (gain) on sale of equipment	(2,000)	2,174
Stock-based compensation	47,416	21,164
Changes in operating assets and liabilities:
Accounts receivable – trade	(1,502,747)	159,087
Accounts receivable – other	(119,552)	31,649
Inventories	(3,568,957)	7,989,448
Prepaid expenses and other current assets	127,829	(275,753)
Income tax receivable/payable	(698,654)	193,386
Accounts payable	2,673,613	(5,025,190)
Accrued liabilities	781,148	890,903
Settlement expenses	(716,960)	2,183,100
Deferred rent	(68,239)	(74,921)

Net cash provided by operating activities	671,423	6,529,391

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(47,732)	(57,949)
Proceeds from sale of equipment	2,000	1,000
Net cash paid in Monarch acquisition	—	(892,000)
Change in restricted cash	—	900,000

Net cash used in investing activities	(45,732)	(48,949)

CASH FLOWS FROM FINANCING ACTIVITIES
Net activity on line of credit	(2,371,968)	(5,259,305)
Payments on capital lease and note obligations	(33,134)	(7,671)
Payment on notes payable to Zunicom, Inc.	—	(1,096,875)

Net cash used in financing activities	(2,405,102)	(6,363,851)

Net increase (decrease) in cash and cash equivalents	(1,779,411)	116,591
Cash and cash equivalents at beginning of period	2,059,475	326,194

Cash and cash equivalents at end of period	$280,064	$442,785

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$2,014,516	$854,837

Interest paid	$334,076	$719,732

NONCASH FINANCING AND INVESTING ACTIVITIES
Purchase of equipment with a note payable	$—	$75,961

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

          In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three and nine-month periods ended September 30, 2010. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited condensed consolidated financial statements included in this filing should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s annual report on form 10-K and 10-K/A for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010 and September 23, 2010, respectively. The condensed consolidated balance sheet of the Company as of December 31, 2009 has been derived from the audited consolidated balance sheet as of that date. The results for the three and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year.

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE B — ORGANIZATION

          UPG, a Texas corporation, is a distributor and supplier of batteries and related power accessories to a diverse range of industries and a provider of third-party fulfillment and logistics services and other value-added solutions. The Company’s primary logistics center is located in Carrollton, Texas and regional logistic centers are located in Las Vegas, Nevada and Atlanta, Georgia. A third logistics center, located in Oklahoma City, was closed on August 31, 2010 and consolidated with the Company’s primary logistics center.

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

NOTE C — STOCK-BASED COMPENSATION

          At September 30, 2010, common shares reserved for future issuance include 2,000,000 shares issuable under the 2006 Stock Option Plan, as amended, 20,000 shares issuable upon exercise of options granted outside of the 2006 Stock Option Plan and 300,000 shares issuable upon exercise of outstanding warrants. At September 30, 2010, there were 1,371,842 options outstanding under the 2006 Stock Option Plan and 628,158 options are available for future grants.

          There were no options granted during the nine months ended September 30, 2010. A total of 40,000 options were granted during the nine months ended September 30, 2009.

          At September 30, 2010, the aggregate intrinsic value of options outstanding and exercisable was $55,200.

          At September 30, 2010, all outstanding options under the 2006 Stock Option Plan were fully vested with no remaining unrecognized compensation expense.

          On June 25, 2007, Zunicom issued 645,133 shares of restricted stock to certain employees of UPG for past and future services. These shares may not be sold, conveyed, transferred, pledged, encumbered or otherwise disposed of prior to the earlier of June 25, 2011 or date on which the employee’s employment is terminated by UPG, whichever occurs first. The Company is amortizing the fair value of these shares as compensation expense over the 48 month vesting period. In January 2009, 227,229 of these shares were forfeited when the Company’s former chief executive officer resigned as an officer and director of the Company. Accordingly, 417,904 restricted shares remain outstanding at September 30, 2010. Approximately $44,000 of compensation expense related to these shares was recorded during each of the nine-month periods ended September 30, 2010 and 2009. There is approximately $53,000 of unvested expense remaining as of September 30, 2010, which will be recognized as compensation expense through July 2011.

UNIVERSAL POWER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          On March 21, 2007, the Company issued stock options to non-employees to purchase 20,000 shares of the Company’s common stock at an exercise price of $7.00 per share vesting over three years and expiring December 19, 2016, which remained outstanding at September 30, 2010.

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

          For the three and nine-month periods ended September 30, 2010, the dilutive effect of 40,000 stock options is included in the calculation and 1,351,842 stock options and 300,000 warrants are excluded from the calculation as they are antidilutive. For the three month period ended September 30, 2009, the dilutive effect of 40,000 stock options were included in the calculation and 1,354,842 stock options and 300,000 warrants were excluded from the calculation as they were antidilutive. For the nine-month period ended September 30, 2009, 1,394,842 stock options and 300,000 warrants were excluded from the calculation as they were antidilutive.

NOTE E — LINE OF CREDIT

          On December 16, 2009, the Company entered into a Credit Agreement with Wells Fargo for a $30 million revolving credit facility. Maximum borrowings under the facility may be increased to $40 million if the Company satisfies certain pre-defined conditions. Borrowings under the facility are secured by a first priority lien on all of the Company’s assets. Borrowing availability under the facility depends on the level of the Company’s accounts receivable and inventory. For each borrowing, the Company has the option to choose a Base Rate or Eurodollar loan, as defined. Interest on Base Rate loans is payable quarterly and interest on Eurodollar loans is generally payable monthly or quarterly as selected by the Company. The annual rate of interest payable on Base Rate and Eurodollar loans fluctuate depending upon a number of factors. At September 30, 2010, all outstanding borrowings under the credit facility were accruing interest at the rate of 2.56% per annum. The Credit Agreement terminates on July 30, 2013.

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

          At September 30, 2010, approximately $12.8 million was outstanding under the credit facility out of a maximum availability of approximately $20.5 million based on the borrowing formula.

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

NOTE F — CONCENTRATIONS

          The Company’s largest single customer, Broadview Security and its network of authorized dealers and distributors (collectively, “Broadview”, unless the context specifies or suggests otherwise), was acquired by ADT Security Services, a division of Tyco International in May 2010. At September 30, 2010 and 2009, the Company had receivables due from this customer in the amount of approximately $2.1 million and $3.7 million, respectively. During the three months ended September 30, 2010 and 2009, ADT Security Services (or its predecessor Broadview Security) accounted for 25.3% and 38.5%, respectively, of net sales; and 30.8% and 36.9%, respectively, of net sales for the nine months ended September 30, 2010 and 2009. The initial term of the Company’s agreement with Broadview Security expired on November 3, 2010. As per the terms of the agreement, it renews automatically for successive one year periods until either party gives the other 120 days written notice that it is cancelling the agreement. As of the date of this report, the Company has not given or received any such notice. If ADT Security Services as the successor to Broadview Security, terminates the agreement, it is contractually obligated to purchase all of the unsold inventory that the Company purchased to fulfill its obligations under the agreement.

          The Company has had numerous discussions with representatives of ADT Security Services regarding a new agreement but, as of the date of these financial statements, no such agreement has been entered into. The loss of Broadview, now known as ADT Security Services, as a customer would have a material adverse impact on the Company’s operations and financial condition.

UNIVERSAL POWER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          As of September 30, 2010, two other customers comprised approximately 12% of the Company’s total accounts receivable.

NOTE G — LEGAL PROCEEDINGS

          The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that the outcome of these matters will have a material adverse effect on its financial position, operating results, or cash flows. However, there can be no assurance that such legal proceedings will not have a material impact.

NOTE H — SETTLEMENT AGREEMENTS

          In the first quarter of 2009, in an effort to improve efficiencies within its sourcing channels, the Company entered into an agreement with its primary independent sourcing agent canceling its relationship with that agent. Under the agreement, the Company agreed to pay its former sourcing agent a total of $2.565 million, including amounts owed with respect to purchases prior to the cancellation of the relationship, over a three-year period. In partial consideration for the settlement payment, the sourcing agent assigned to the Company all of his North American distribution rights on products manufactured by certain factories, including the Company’s primary battery supplier, and agreed to a three-year non-compete covenant. The Company does not believe that the cancellation of this relationship will impact its ability to source goods from its suppliers.

          In the first quarter of 2009, the Company also entered into a settlement agreement with its former chief executive officer relating to his resignation as an officer and director. Under the agreement, the Company agreed to pay a total of $0.55 million over a two-year period. In partial consideration of this settlement payment, the executive agreed to a two-year non-compete, which expires in January 2011.

          At September 30, 2010 and December 31, 2009 there is approximately $1.2 million and $1.9 million, respectively, recorded as accrued settlement expenses in the accompanying balance sheets that are due and payable pursuant to the foregoing agreements.

NOTE I — INCOME TAXES

          The Company files income tax returns in the U.S. federal jurisdiction and various states. With a few exceptions, the Company is no longer subject to U.S. state and local income tax examinations by tax authorities for years before 2007. During 2009, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for 2007 and 2008, which was completed in June 2010.

          The Company recorded income tax expense totaling approximately $0.7 million and $1.3 million, respectively, for the three-month and nine-month periods ended September 30, 2010. The Company’s effective tax rate for the three-month period of 43.5% is higher than the statutory rate of 34% primarily as a result of state taxes, deferred taxes and changes in estimates related to the tax examination of the Company’s 2008 and 2007 tax filings. The Company’s effective tax rate for the nine-month period ended September 30, 2010, 36.8%, is higher than the statutory rate primarily as a result of state taxes.

          The Company recorded income tax expense totaling approximately $0.4 million and $1.0 million, respectively, for the three-month and nine-month periods ended September 30, 2009. The Company’s effective tax rate for the nine months ended September 30, 2009 was higher than expected as a result of recording a valuation allowance of $0.8 million on a portion of the Company’s deferred tax asset related to stock based compensation. The valuation allowance was established to reduce the deferred tax assets to the amount expected to be realized.

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

Operations Overview

          Our continued execution of our long-term strategic plan to penetrate new markets and increase our market share in existing markets have yielded positive results. For the third quarter, we reported improvements in net sales, gross profit, operating income and net income compared to the corresponding period in 2009. For the nine months ended September 30, 2010, although net sales decreased slightly compared to the corresponding 2009 period, we reported improvements in gross profit, gross margins, operating income and net income compared to the corresponding 2009 period.

          Despite lingering effects of the global recession and a decrease in net sales to our single largest customer ADT Security Services (formerly Broadview Security) and its authorized dealers, net sales for the third quarter of 2010 compared to the third quarter of 2009 increased by 2.9%. In terms of concentration, revenues from ADT Security Services and its authorized dealers represented 27.9% of our net sales in the third quarter of 2010, compared to 47.2% in the prior year’s quarter. The initial term of our agreement with Broadview Security expired on November 3, 2010. As per the terms of the agreement, it renews automatically for successive one year periods until either party gives the other 120 days written notice that it is cancelling the agreement. As of the date of this report, we have not given or received any such notice. The agreement provides that, if ADT Security Services, as the successor to Broadview Security, terminates the agreement, it is obligated to purchase all the unsold inventory that we purchased to fulfill our obligations under the agreement.

          Increased sales and higher profit margins contributed to net income of $907,000 or $0.18 per diluted share for the 2010 third quarter, compared to net income of $612,000, or $0.12 per diluted share, for the corresponding 2009 period.

          For the nine-month period ending September 30, 2010, we reported operating income, pre-tax net income and net income compared to a pre-tax loss for the corresponding 2009 period. Results for the 2009 period included a $2.5 million charge for settlement expenses. Even, on a Non-GAAP basis, after adjusting 2009 results for the settlement expenses, operating income and pre-tax income for 2010 were 7%, and 15% higher, respectively, than the comparable amounts in the corresponding 2009 period. (See “Reconciliation of GAAP Operating Income and Income Before Provision for Income Taxes to Non-GAAP Operating Income and Income Before Provision for Income Taxes (Unaudited)” below.)

          While we still face considerable uncertainty because of general economic conditions, we believe we are well positioned to improve our operating performance as the general economy improves. We continued to work diligently at monitoring our costs and enhance overall productivity, such as re-alignment plans for two of our logistics centers, which we believe will enable us to provide better service to our customers. We closed our Oklahoma City distribution center in August 2010 and consolidated those operations in our main distribution center in Carrollton, Texas to reduce redundant costs and enhance the efficient utilization of our largest warehouse. Further, we relocated our Southeast distribution center from Columbus, Georgia to Atlanta. We believe this move will improve efficiency as a result of closer proximity to the air and ground transportation hubs surrounding Atlanta.

          In October, 2010, we entered into a distribution agreement with Castelmec S.A., a wholly-owned subsidiary of Castelmec Holdings, LLC. Castelmec S.A. is a turnkey export direct managmenet company that manages the entire sales cycle in the Latin American market. Under the terms of the agreement, Castelmec will provide us with sales offices and back office functionality to support the sale of products across all of South America. In connection with this agreement, we also launched a new website, www.upglag.com, specifically targeting the Latin American market. Our initial rollout targets are Argentina, Colombia, Uruguay, Chile, Brazil and Peru.

          We remain committed to improving operational efficiency, enhancing our product and service offerings, growing global presence and aligning ourselves with strategic partners that will enable us to drive improved top and bottom lines.

          Reconciliation of GAAP Operating Income and Income Before Provision for Income Taxes to Non-GAAP Operating Income and Income Before Provision for Income Taxes (Unaudited)

          The following table reconciles GAAP operating income and GAAP income before provision for income taxes, as reported, to non-GAAP operating income and non-GAAP income before provision for income taxes. We believe that non-GAAP operating income, which is generally operating income less costs related to settlement agreements, represents our operating efficiency. Non-GAAP operating income and non-GAAP income before provision for income taxes, which are non-GAAP financial measures, should not be considered alternatives to, or more meaningful than, net income prepared on a GAAP basis.

          Additionally, non-GAAP operating income and non-GAAP income before provision for income taxes may not be comparable to similar metrics used by others in the industry.

	Financial Summary (Non-GAAP)
	(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Operating income and income before provision for income taxes as reported:
Operating expenses	$3,828,472	$3,305,166	$10,958,966	$10,726,856
Settlement expenses	—	—	—	2,529,345

Total operating expenses	3,828,472	3,305,166	10,958,966	13,256,201

Operating income	1,642,593	1,231,943	4,005,794	1,194,297
Interest expense	(36,454)	(240,110)	(434,750)	(718,791)

Income before provision for income taxes	1,606,139	991,833	3,571,044	475,506

Non-GAAP measures to exclude settlement expenses from operating expenses:
Settlement expenses	—	—	—	2,529,345

Non-GAAP operating income	$1,642,593	$1,231,943	$4,005,794	$3,723,642

Non-GAAP income before provision for income taxes	$1,606,139	$991,833	$3,571,044	$3,004,851

Results of Operations

          The following table compares our statement of operations data for the three and nine months ended September 30, 2010 and 2009. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the nature of revenues (sales of batteries and other power accessory products versus logistics or value added services) and the relative mix of products sold (batteries versus other power supply products), which can vary from quarter to quarter, as well as the state of the general economy. In addition, our operating results in future periods may also be affected by acquisitions.

	Three months ended September 30,				Nine months ended September 30,

	2010		2009		2010		2009

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)
Net sales	$28,304	100.0%	$27,495	100.0%	$82,733	100.0%	$83,132	100.0%
Cost of sales	22,833	80.7%	22,958	83.5%	67,768	81.9%	68,682	82.6%

Gross profit	5,471	19.3%	4,537	16.5%	14,965	18.1%	14,450	17.4%
Operating expenses	3,828	13.5%	3,305	12.0%	10,959	13.2%	10,727	12.9%
Settlement expenses	—	—	—	—	—	—	2,529	3.0%

Total operating expenses	3,828	13.5%	3,305	12.0%	10,959	13.2%	13,256	15.9%
Operating income	1,643	5.8%	1,232	4.5%	4,006	4.8%	1,194	1.4%
Interest expense	(36)	(0.1%)	(240)	(0.9%)	(435)	(0.5%)	(719)	(0.9%)

Income before provision for income taxes	1,607	5.7%	992	3.6%	3,571	4.3%	476	0.6%
Provision for income taxes	(699)	(2.5%)	(380)	(1.4%)	(1,314)	(1.6%)	(998)	(1.2%)

Net income (loss)	$908	3.2%	$612	2.2%	$2,257	2.7%	$(522)	(0.6%)

For the three months ended September 30, 2010 and 2009

          Net Sales

          For the three-month period ended September 30, 2010, we had net sales of $28.3 million compared to net sales of $27.5 million for the comparable 2009 period, an increase of $0.8 million or 2.9%. Net sales to customers other than ADT Security Services and its authorized dealers increased to $20.4 million in 2010 from $14.5 million in 2009, or 40.5%. This increase is due to sales to new and existing customers. Net sales to ADT Security Services and its authorized dealers, our largest customer, were $7.9 million compared to $13.0 million in 2009, a decrease of 39.2%.

          Cost of sales

          For the three-month period ended September 30, 2010 our cost of sales decreased to $22.8 million from $23.0 million in the comparable 2009 period, a decrease of $0.2 million, or 0.5%. Cost of sales as a percentage of net sales decreased from 83.5% to 80.7% for the three-month periods ended September 30, 2009 and 2010, respectively. The decrease in the cost of sales percentage of net sales is due to increased sales in the core business of battery and related product sales which offset the decline in lower margin sales to ADT Security Services

          Operating expenses

          For the three-month period ended September 30, 2010, total operating expenses, consisting of selling, general and administrative expenses as well as depreciation and amortization expenses, increased by approximately $523,000, or 15.8%, compared to the third quarter of 2009. Approximately $388,000 of this increase was due to personnel and related costs, approximately $83,000 was due to an increase in marketing and trade show expenses and the remainder was due to other various expenses.

          Operating income

          For the three-month period ended September 30, 2010, our operating income increased by approximately $411,000, or 33.3%, compared to the third quarter of 2009. The increase resulted from a higher gross margin on sales due to the greater percentage of sales in the higher margin core business product lines.

          Interest expense

          Interest expense was approximately 84.7% lower in the 2010 period compared to the 2009 period. The 2010 period included approximately $105,000 reversal of a penalty accrued in the fourth quarter of 2009 relating to the examination of our 2008 and 2007 tax filings, $48,000 of amortization of losses related to our interest rate swap and $94,000 in interest expense related to our working capital credit facility. The interest expense for 2009 includes $173,000 incurred in connection with our working capital line of credit and $66,000 interest on our indebtedness to Zunicom, which we repaid at the end of 2009. The average outstanding loan balance on the line of credit for the 2010 and 2009 periods was $11.5 million and $9.1 million, respectively. In December 2009, we refinanced our existing working capital credit facility with Compass Bank in favor of a new facility with Wells Fargo Bank, the terms of which were much more favorable to us. The cost of funds under our new credit facility in the third quarter of 2010 averaged 2.67% compared to 5.08% under the prior facility in the third quarter of 2009.

          Income before provision for income taxes

          For the three-month period ended September 30, 2010, our income before provision for income taxes increased by approximately $614,000, or 61.9%, compared to the third quarter of 2009, primarily due to the higher gross margin on sales of core business products.

          Income taxes

          The provision for income taxes for the three-month periods ended September 30, 2010 and 2009 was approximately $0.7 million and $0.4 million, respectively, reflecting an effective tax rate of 43.5% and 38.3%, respectively. Our effective tax rate for the three-month period of 43.5% is higher than the statutory rate of 34% primarily as a result of state taxes, deferred taxes and changes in estimates related to the tax examination of our 2008 and 2007 tax filings.

For the nine months ended September 30, 2010 and 2009

          Net Sales

          For the nine-month period ended September 30, 2010, we had net sales of $82.7 million compared to $83.1 million for 2009, a decrease of $0.4 million, or 0.5%. Net sales to ADT Security Services and its authorized dealers were $29.6 million compared to $38.4 million in 2009, a decrease of 23%. Net sales to customers other than ADT Security Services and its authorized dealers increased to $53.1 million in the 2010 period from $44.7 million in the 2009 period, or 18.9%, reflecting increased sales of batteries and power related products to new and existing customers.

          Cost of sales

          For the nine-month period ended September 30, 2010, our cost of sales decreased to $67.8 million compared to $68.7 million for 2009, a decrease of $0.9 million, or 1.3%. As a percentage of net sales, cost of sales decreased to 81.9% for 2010 compared to 82.6% for 2009. The decrease was due to increased sales in the third quarter of 2010 of core business battery and related product sales which offset the decline in lower margin sales to ADT Security Services.

          Operating expenses

          For the nine-month period ended September 30, 2010, total operating expenses were $11.0 million compared to $13.2 million for the corresponding 2009 period, a decrease of approximately 17.3%. Operating expenses for the 2009 period included $2.5 million of settlement costs. For the 2010 period, we experienced a $318,000, or 6.1%, increase in personnel and related costs; an $85,000, or 9.5%, increase in various other costs, principally higher credit card fees reflecting the fact that many of our clients are paying with credit rather than cash; an $80,000, or 20.8%, increase in public company costs; and a $70,000, or 18.5%, increase in marketing and trade show expenses. Public company costs also includes the non-cash compensation expense relating to the grant of restricted shares of Zunicom stock granted to certain management employees in 2007. However, in the first quarter of 2009, a portion of the amount expensed in prior years was reversed when our former chief executive officer resigned and forfeited his entitlement to those shares, which, in effect, decreased our public company expenses in the period. These increases were offset primarily by a decrease in bad debt expense and insurance costs relative to 2009.

          Settlement expenses

          The settlement expenses in the 2009 period related to an agreement we entered into with our former chief executive officer in connection with his resignation as an officer and director and an agreement with our former principal independent sourcing agent cancelling his relationship with us. The aggregate amounts payable by us under these agreements is $3.1 million, of which $0.5 million payable to the former sourcing agent was applied to an existing payable balance related to prior year inventory purchases and an aggregate of $0.1 million under both agreements is being expensed as interest over the respective terms of the agreements. The payments due to the former chief executive officer are payable over a two-year period beginning in January 2009 and the payments to the former sourcing agent are due over a three-year period beginning in March 2009. Except for the interest expense, which will be amortized over the respective terms of the agreements, we do not expect to incur any additional costs in connection with these settlement agreements.

          Operating income

          For the nine-month period ended September 30, 2010, our operating income was $4.0 million compared to operating income of $1.2 million for the comparable 2009 period. However, on a Non-GAAP basis, we had operating income of $3.7 million in the 2009 period. The Non-GAAP measure eliminates the 2009 settlement expenses. The resulting increase of $0.3 million, or 7.1%, was attributable primarily to the higher gross profit margins achieved on core business product sales in the third quarter of 2010 compared to the 2009 period.

          Interest expense

          Our interest expense for nine-month period ended September 30, 2010 was $0.4 million compared to $0.7 million for the comparable 2009 period. The 2010 period includes transactions relating to the tax examination of our 2008 and 2007 tax filings including the reversal of the $105,000 tax penalty accrued in the fourth quarter of 2009 and $60,000 of interest. For the balance of the 2010 period, $289,000 relates to our working capital credit facility and $156,000 to amortization of losses related to our interest rate swap. The interest expense for 2009 includes $507,000 incurred in connection with our working capital line of credit and $213,000 interest on our indebtedness to Zunicom, which we repaid at the end of 2009. The average outstanding loan balance on the line of credit for the 2010 and 2009 periods was $13.5 million and $13.3 million, respectively, and the weighted average interest rates for the two periods was 2.74% and 3.73%, respectively.

          Income before provision for income taxes

          For the nine-month period ended September 30, 2010, pre-tax income was approximately $3.6 million compared to pre-tax income of $0.5 million in the corresponding 2009 period. However, on a Non-GAAP basis, pre-tax income in the 2009 period was approximately $3.0 million. The Non-GAAP measure eliminates the 2009 settlement expense.

          Income taxes

          Provision for income taxes for the nine-month period ended September 30, 2010 was $1.3 million compared to $1.0 million for the same period in 2009, reflecting effective tax rates of 36.8% and 209.8%, respectively. In 2009 we recorded a valuation allowance of $0.8 million on a portion of our deferred tax asset related to stock-based compensation. The valuation allowance was established to reduce the deferred tax asset to the amount expected to be realized.

          Liquidity

          We had cash and cash equivalents of approximately $0.3 million and $0.4 million at September 30, 2010 and 2009, respectively.

          On December 16, 2009, we entered into a Credit Agreement with Wells Fargo for a $30 million revolving credit facility. Maximum borrowing under the facility may be increased to $40 million if we satisfy certain pre-defined conditions. Borrowings under the facility are secured by a first priority lien on all of our assets. Borrowing availability under the facility depends on the level of our accounts receivable and inventory. For each borrowing, we have the option to choose a “Base Rate” or “Eurodollar” loan. Interest on Base Rate loans is payable quarterly and interest on Eurodollar loans is generally payable monthly or quarterly as selected by us. The annual rate of interest payable on Base Rate and Eurodollar loans fluctuate depending upon a number of factors. At September 30, 2010, the interest rate on all outstanding borrowings was 2.56%. The Credit Agreement terminates on July 30, 2013.

          The Credit Agreement contains negative covenants restricting our ability to take certain actions without Wells Fargo’s consent, including incurring additional indebtedness, transferring or encumbering assets, paying dividends or making certain other payments, and acquiring other businesses. In addition, we must maintain certain financial covenants on a quarterly basis.

          At September 30, 2010, approximately $12.8 million was outstanding under the credit facility out of a maximum availability of $20.5 million based on the borrowing formula.

          For the nine-month period ended September 30, 2010, net cash provided by operating activities was approximately $0.7 million compared to $6.5 million for the similar period ending 2009. The net cash provided by operating activities for 2010 reflects (a) net income of $2.3 million, (b) non-cash charges for depreciation and amortization of $0.6 million, (c) provision for bad debts and obsolete inventory of $0.8 million, (d) an increase in accounts payable and accrued expenses of $3.5 million, and (e) a decrease in prepaid expenses and other current assets of $0.1 million, offset by (i) an increase in accounts receivable of $1.6 million, (ii) a decrease in income taxes payable of $0.7 million, (iii) an increase in inventories of $3.6 million and (iv) a decrease in settlement expenses payable of $0.7 million. With regard to our accounts receivable, most of the increase is attributable to the fact that we have been extending credit terms to more of our customers and also providing them with easier repayment terms. We have been doing this to maintain our customer base in the context of an uncertain and difficult economic environment. With respect to our inventory balances, we increased purchases in the third quarter to support our recent increase in sales of core products, including incremental inventory to support higher core growth rates as well as recent initiatives with new products and markets.

          Cash used in investing activities for the nine-month periods ended September 30, 2010 and 2009 was approximately $46,000 and $49,000 respectively. In both periods, cash was used primarily for purchases of property and equipment.

          Net cash used in financing activities for the nine-month periods ended September 30, 2010 and 2009 was approximately $2.4 million and $6.4 million, respectively. The net cash used in financing activities for 2010 was due to a $2.4 million net payment on our line of credit. For the 2009 period the net amount represents approximately $5.3 million of net payments on our line of credit and approximately $1.1 million of debt repayment to Zunicom. The Zunicom notes were settled in full in December 2009.

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

PART II — OTHER INFORMATION

Item 6. Exhibits

          The following exhibits are furnished as part of this report or incorporated herein as indicated.

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Formation (including Amended and Restated Articles of Incorporation) (1)
3(ii)	Amended and Restated Bylaws (1)
4.1	Specimen stock certificate (1)
4.2	Form of representatives’ warrant (1)
10.1(a)**	Form of 2006 Stock Option Plan (1)
10.1(b)	Form of Stock Option Agreement (1)
10.1(c)**	Amendment to the 2006 Stock Option Plan(6)
10.2	Separation Agreement between UPG and Randy Hardin(2)
10.3**	Form of Ian Edmonds Employment Agreement (7)
10.6	Asset Purchase Agreement for Monarch Hunting Products dated September 19, 2008. (5)
10.7	Real Property Lease for 1720 Hayden Drive, Carrollton, Texas (1)
10.9	Real Property Lease for Las Vegas, Nevada (1)
10.11	Termination Agreement with Stan Battat a/b/a Import Consultants(3)
10.13	Third Party Logistics & Purchase Agreement, dated as of November 3, 2008, with Brinks Home Security, Inc. (4)
10.14(a)	Credit Agreement with Wells Fargo Bank, National Association (6)
10.14(b)	First Amendment to Credit Agreement with Wells Fargo Bank, National Association*
10.14(c)	Second Amendment to Credit Agreement with Wells Fargo Bank, National Association*
10.15	Security Agreement with Wells Fargo Bank, National Association (6)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
**	Management Contract, compensatory plan or arrangement.
(1)	Incorporated by reference to the Exhibit with the same number to our Registration Statement on Form S-1 (SEC File No. 333-137265) effective as of December 20, 2006.
(2)	Incorporated by reference to Exhibit 10.1 to our Current report on Form 8-K filed on January 23, 2009.
(3)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 17, 2009.
(4)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2008.
(5)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 25, 2008.
(6)	Incorporated by reference to Exhibit 10.1(c) to our Annual Report on Form 10-K for the year ended December 31, 2009.
(7)	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Power Group, Inc.

Date: November 15, 2010	/s/Ian Edmonds

Ian Edmonds
President and Chief Executive Officer
(Principal Executive Officer)

/s/Ian Edmonds

Ian Edmonds
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)