Form 10-K
period 2010-12-31
UNIVERSAL POWER GROUP INC.
filed 2011-03-31
CIK 1372000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                      Yes ☐   No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $7,493,330 based on the price at which the common equity was last sold on the NYSE Amex as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s classes of common equity as of March 23, 2011 was 5,020,000.

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

Corporate History

          We were organized in July 1968 under the laws of Texas. Our principal executive office is located at 1720 Hayden Drive, Carrollton, Texas 75006, and our telephone number is (469) 892-1122. Our web address is www.upgi.com. We have one active subsidiary, Monarch Outdoor Adventures dba Monarch Hunting, which is located at 6112 West Pioneer Parkway (Highway 303), Arlington, Texas 76013, incorporated in Texas, and two inactive wholly owned subsidiaries incorporated in Texas. Until December 20, 2006, we operated as a wholly owned consolidated subsidiary of Zunicom, Inc. (“Zunicom”), a Texas corporation, whose stock is traded on the OTC Bulletin Board under the symbol “ZNCM.OB.” On December 21, 2006, we sold 2,000,000 shares and Zunicom sold 1,000,000 shares of our common stock in an underwritten initial public offering (“IPO”) reducing Zunicom’s ownership interest in us to 40%. Notwithstanding the fact that Zunicom no longer owns a controlling interest in us, it still has significant influence.

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

Business Overview

          We are (i) a leading supplier and distributor of batteries, related power accessories and security accessories and (ii) a third-party logistics services provider, specializing in supply chain management and value-added services.

     Distribution Business

          We sell, distribute and market batteries, related power accessories and security accessories under various manufacturer brands, private labels and our own proprietary brands. We are one of the leading domestic distributors of sealed, or “maintenance-free,” lead-acid batteries (“SLA batteries”). Our principal product lines include:

•	batteries of a wide variety of chemistries, battery chargers and related accessories;

•	portable battery-powered products, such as jump starters and 12-volt DC power accessories;

•	security system components, such as alarm panels, perimeter access controls, horns, sirens, speakers, transformers, cable and wire.

          Our customers include original equipment manufacturers (OEMs), distributors and both online and traditional retailers. Our products represent basic power solutions to a wide variety of existing applications in a broad market spectrum. They are used in a diverse and growing range of industries and applications including automotive, medical mobility, consumer goods, electronics, marine, hunting, security and surveillance, telecommunications, uninterruptible power supply, power sports, solar and portable power.

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

Industry Background

          Batteries and related power accessories is a growing multi-billion dollar market in the United States. Batteries serve as an energy storage solution for a wide range of consumer and commercial products including computers, PDAs, electronic devices, motorcycles, lawnmowers, medical scooters, boats, solar panels and security systems. We believe that the growth in consumer and industrial demand for battery power will continue to be a trend for the future as technological advances and globalization set the stage for a more productive, mobile and portable society.

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

•

Globalization of trade. As barriers to international trade are reduced or eliminated, businesses are increasingly sourcing their parts, supplies and raw materials from the most competitive suppliers throughout the world. Businesses often find themselves getting involved in logistical matters with which they are unfamiliar and often face unforeseen added overhead and other logistic costs, which take away from their competitive edge and bottom-line income. We believe with continued globalization, businesses will increasingly turn to and rely on third-party logistics providers for their sourcing, warehousing, inventory management and distribution needs.

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

Our Products and Services

          The principle products we handle as a distributor are as follows:

•

Batteries. We are one of the leading domestic distributors of SLA, absorbent glass mat and gel batteries, all of which have been designated as non-hazardous by the U.S. Department of Transportation. We maintain a broad inventory of UPG-branded and private-label SLA batteries that we sell to retailers and distributors for consumer and industrial applications, and to OEMs. Our SLA batteries cater to a wide range of markets including automotive, trailer, security, marine, medical mobility, hunting and solar. Our Adventure Power® product line is a complete line of power sport batteries for the outdoor recreational and sporting markets, which includes motorcycles, jet skis, ATVs and snowmobiles. We continue to develop and provide new battery sizes for varying applications to meet customer and market needs.

We also stock and distribute a broad range of UPG-branded and private-label batteries of most chemistries, including nickel-cadmium, lithium, lithium polymer, nickel metal hydride, alkaline and carbon-zinc batteries, which are used primarily in consumer electronic products.

Our proprietary brands include the names Universal Battery®, and Adventure Power®.

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

Our line of jump-starters, branded Starter-U®™, are portable sources of 12-volt DC power used primarily as emergency starting power sources on failed automobile and marine batteries. These jump-starters to power many products including cell phones, laptops and radios sold to various retailers.

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

Our logistics services include:

•

Inventory sourcing and procurement. We effectively source products for our customers and help lower their costs through our long-standing and strategic relationships with manufacturers in Asia. We see this as a competitive advantage that will help us further secure and enhance customer relationships. Depending on customer needs, we can arrange to have the manufacturer ship directly to them or, alternatively, we can stock inventory for a customer in our warehouse according to their inventory needs and deliver as required. In some situations, based on customer qualification, we purchase and take ownership of the inventory on the customer’s behalf. Traditional logistics and fulfillment providers merely warehouse and distribute products leaving inventory ownership to the customer. We believe our ability to offer adaptive, flexible and tailored solutions to our customers gives us a competitive advantage.

•

Warehousing and distribution. Our primary distribution center is located in Carrollton, Texas, a suburb that is part of the Dallas-Ft. Worth metroplex demographic market. This prime location allows easy access to national and international markets and enables us to facilitate efficient, quick delivery and fulfillment of products nationwide. We also have regional logistics centers in Atlanta, Georgia and Las Vegas, Nevada, which provide additional distribution points to support additional and varying customer needs.

•

Engineering design assistance, custom assembly and kitting. We offer engineering design assistance services for specialized applications. As an example, we have the ability to develop custom battery packs for applications such as cordless phones, door locks, medical equipment, surveillance tools and toys. We have the expertise to cater for small businesses and larger scale projects such as for OEMs. Battery packs are custom assembled to order in nearly all instances and depending on scope of requirements; our customers have the flexibility of having packs built in-house at our Carrollton facilities or in China.

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

•

Enhance information technology capabilities. We provide a customized web portal interface for our customers allowing them to easily place orders online with access to and management of their fulfillment needs. We believe that in the coming years an increasing number of transactions in this industry will be processed online. As a result, we plan to expand further the functionality and utilization of our website in such a way that it will become more accessible and user-friendly.

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

Quality Controls and ISO Certification

          We adhere to a quality management system that ensures that our operations are meeting the increasing standards in quality control programs and traceability procedures. As a result, our distribution facility has successfully completed procedure and quality audits and earned certification under the international quality standard of ISO 9001:2000. The International Standards Organization (ISO), created by the European Economic Community (EEC), established this quality standard. The ISO created uniform standards of measuring processes, traceability, procedures and quality control in order to assist and facilitate business within the EEC. This voluntary certification is a testimony of our commitment to consistently provide products that enhance customer satisfaction and the assurance of conformity to customer and applicable regulatory requirements.

          Product safety is a top priority and all of our products that have electrical or mechanical concerns are safety tested and approval listed by UL, CUL, CSA, CE, TUV, or other standards agencies as required by and relevant to each customer’s business location. These agency listings ensure that our products adhere to specific quality and consistency standards.

Customers

          Our customers include OEMs, contract electronics manufacturers, distributors, retailers and electronics manufacturing service providers that serve a broad range of industries including: automotive, marine, sports and recreation, medical mobility and other medical equipment, security and surveillance, consumer goods and electronics, telecommunications and solar. Our customer list includes over 2,990 active accounts. We define an active account as any customer who has purchased goods from us within the last two years. Our largest customer is ADT Security Services (“ADT Security Services”), formerly Broadview Security, Inc., for whom we function as a supply chain manager throughout the United States and Canada. In 2010, ADT Security Services accounted for approximately 28% of our net sales. ADT Security Services is our only customer that accounted for more than 10% of our net sales. The initial term of our agreement with ADT Security Services expired in November 2010, but it renew automatically for successive one-year term until either party terminates the agreement by giving the other party 120-days prior written notice.

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

Sources and Availability of Products

          We purchase products from both domestic and foreign manufacturers. In 2010, we purchased products from over 200 suppliers. During 2010, approximately 35% of our purchases were from domestic suppliers and 65% were from foreign suppliers. Approximately 54% of our 2009 purchases were from domestic suppliers and 46% were from foreign suppliers. In addition, even though we purchase approximately 75% of our batteries from a single source, we believe that if that relationship were to terminate we would be able to re-source those products from other suppliers quickly, although our costs may be higher.

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

          We compete primarily based on price, inventory availability, flexibility, scope of services, quality of products and services, delivery time and customer relationships. Our ability to remain competitive largely depends on our ability to (i) continue to source products competitively and efficiently, (ii) develop new and alternative sources that are comparable in terms of price and quality and (iii) anticipate and respond to customer demands and preferences and trends affecting the industry, such as new product introductions and pricing strategies, consumer and demographic trends, international, national, regional and local economic conditions including those affecting prices of raw materials and shipping.

          Distribution

          In the battery and power accessory business, we compete with battery and other electronics distributors or manufacturers. We offer a wider range of battery chemistries and related power accessories and can be more responsive in developing niche markets and responding to customer needs, market changes and other trends.

          We are increasingly finding that manufacturers, particularly foreign manufacturers, are competing against us, marketing and selling their products directly to OEMs, distributors and retailers, importers, brokers and e-commerce companies. Foreign manufacturers, particularly those located in low-cost jurisdictions such as Latin America and Asia, generally have a price advantage but most lack the market expertise and value-added offerings that we offer.

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

          We differentiate ourselves from other logistics companies in our overall knowledge, experience and understanding of customer needs and requirements coupled with our breadth of services. We believe our competitive advantages include the following:

•

Well-established sourcing contacts. Our established relationships with qualified manufacturers in Asia, principally China, enable us to provide our customers with competitive pricing, reliable quality and timely shipments.

•

Key customer relationships. Over the last two years we have served more than 2,990 customers, from sole proprietors and small businesses to many large, well-known national, regional and local distributors and retailers.

•

Extensive inventory permits prompt response to customer needs. We stock a broad range of products according to customer and seasonal needs. With extensive inventory covering 75 classes of products and approximately 3,000 SKU’s, we can satisfy most customer demands immediately.

•

National distribution. Our primary logistics center and warehouse facility is strategically located in the Dallas, Texas metroplex; regional logistics centers are located in Atlanta, Georgia and Las Vegas, Nevada.

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

Marketing and Sales

          We employ marketing, sales and sales support to actively pursue new business opportunities and to retain and grow existing accounts. We also engage outside sales representatives. We use a variety of techniques to market our products including: (i) direct marketing through personal visits to customers by management, sales and sales representatives; (ii) general advertising, sales referrals and marketing support from component manufacturers; (iii) telemarketing; (iv) participation in industry tradeshows; and (v) our website. We are pursuing more advertising including direct mail, additional trade and magazine publications and online advertising as our product offerings and customer base determine.

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

Intellectual Property

          We own a number of trademarks, trade names, service marks and service names, some of which are registered. These marks and names include the following: Adventure Power®, Universal Battery®, All in One®, Batteries & Beyond®, Charge N’ Start®, Starter-Up™, UB Scootin®, UNILOK®, Let Us Power You® and UPG™. We believe that these marks are important and have helped us develop a brand identity in certain markets and in connection with certain products. We also license Energizer® on an exclusive and non-exclusive basis from Eveready Battery Company.

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

Employees

          At December 31, 2010, we had 91 employees, all of whom were full-time. We do not have collective bargaining agreements with respect to any of our employees. We have not experienced any work stoppages, and we believe we have good relations with our employees.

ITEM 1A.	RISK FACTORS

          In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating our business, including our financial statements and the notes to those statements, and us. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our business, results of operations or financial condition in the future. If any of the following risks and uncertainties develops into actual events, it could have an adverse impact on our business, results of operations or financial condition. Actual results could differ materially from those projected in the forward- looking statements contained in this Form 10-K because of the risk factors discussed below and elsewhere.

Risks Relating to Our Business

          The recession has adversely affected our operating results.

          For the year ended December 31, 2010, net sales declined compared to the prior year. We cannot assure you that we will be able to reverse the declining sales trend in the current year, or continue to increase income under those circumstances. If we do not, the price of our common stock could decline.

          We derive a significant portion of our annual revenue from a single customer. If this customer were to terminate its relationship with us or even reduce its level of business with us our operating results would suffer.

          For the years ended December 31, 2010 and 2009, ADT Security Services accounted for 28% and 36% of our net sales, respectively. At December 31, 2010, our ADT Security Services receivable represented approximately 13% of our total accounts receivable, all of which was within the terms of our agreement (generally 30 days). If ADT Security Services were to terminate its relationship with us or significantly reduce the level of business it does with us, it could have an adverse impact on our operating results. In addition, any adverse developments in ADT Security Services business could have an adverse impact on our financial condition. This customer concentration could adversely affect the market price of our stock.

          Our revolving credit agreement contains restrictive covenants that could impede our growth and our ability to compete.

          Our working capital requirements are significant. To fund our operations we rely on cash flow from operations and a $30.0 million working capital revolving credit facility. At December 31, 2010, the outstanding balance on our credit line was $16.3 million compared to $15.2 million at December 31, 2009. At those dates, our total liabilities, including accounts payable, were $25.4 million and $30.4 million, respectively. The credit facility restricts us in many ways and these restrictions, as well as the amount of the debt we carry at any one time, may have an adverse impact on our business.

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

          Second, the agreement contains customary negative covenants restricting our ability to take certain actions without the lender’s consent, including incurring additional indebtedness, transferring or encumbering assets, paying dividends or making certain other payments, and acquiring other businesses. Upon certain specified events of default, including failure to pay, bankruptcy, breach of covenants and breach of representations and warranties the lender could accelerate the due date for the repayment of the loan.

          Third, the agreement requires us to maintain various financial ratios and satisfy various other financial and operating requirements and conditions, including a borrowing base computation. These ratios and the borrowing base computation limit our ability to draw on the facility. In addition, our failure to satisfy these ratios, requirements and conditions could result in a breach of the loan covenants, giving the bank the right to declare a default and commence proceedings to collect the debt. Our ability to satisfy these ratios, requirements and conditions may be affected by events that are beyond our control. These ratios, requirements and conditions together with the negative covenants may restrict or limit our operating flexibility, limit our flexibility in planning for and reacting to changes in our business and make us more vulnerable to economic downturns and competitive pressures.

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

          We have two principal suppliers; one accounted for 45% and 33% of our inventory purchases in 2010 and 2009, respectively, including a majority of our battery purchases; and the other accounted for 25% and 40% of our inventory purchases in 2010 and 2009, respectively. If our relationship with these suppliers were to terminate for any reason, the price we pay for batteries and other products, the quality of our products and the timeliness of our shipments may be adversely affected, which could then adversely affect our ability to meet customer expectations and damage our reputation.

          Any disruption in our ability to move our goods from the manufacturers to our logistics centers or from our logistics centers to our customers could result in lost business.

          Other than some of the items we purchase to fulfill our obligations to ADT Security Services and its authorized dealers, substantially all of our products are manufactured outside the United States, and most of our products are then shipped from one of our logistics centers to our customers. As a result, we depend on third parties, principally shippers and shipping brokers, freight forwarders and customs brokers, to facilitate our transportation needs. Transportation delays or interruptions, such as those caused by labor strikes, natural disasters, terrorism, inspection delays, import restrictions, bad weather or acts of war, could impede our ability to deliver our products to our customers on a timely basis. These delays could damage our reputation and materially and adversely affect our operations and financial condition. In addition, these interruptions could increase our costs, if, for example, we were forced to ship our products via air rather than ocean freight or if insurance costs were to increase significantly as a result of terrorism or acts of war.

          We depend on foreign manufacturers, which expose us to various financial, political and economic risks.

          For the years ended December 31, 2010 and 2009, we purchased approximately 65% and 46%, respectively, of our products through foreign sources, predominantly in China. In some instances, particularly when we are dealing with a new supplier, we are required to finance the tooling cost that the factory incurs to meet our requirements. We are at risk if the factory cannot deliver the goods to us. The following could adversely affect our ability to sell certain products:

•	increases in tariffs or duties;

•	changes in trade treaties;

•	strikes or delays in air or sea transportation;

•	future legislation with respect to pricing and/or import quotas on products imported from foreign countries;

•	changes in local laws and regulations;

•	natural disasters such as earthquakes, hurricanes and tsunamis;

•	wars, hostilities or other military activity;

•	expropriation of private enterprises;

•	currency limitations including restrictions on repatriation or transfer of funds; and

•	turbulence in offshore economies or financial markets.

          Other governmental actions and policy changes, including anti-dumping and international antitrust legislation, could also adversely affect our ability to be competitive with respect to sales of products made up of imported components.

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

          Many of the products that rely on batteries and related power accessories constitute discretionary purchases. Consumer spending is unpredictable and affected by many factors, including interest rates, consumer confidence levels, tax rates, employment levels and general economic conditions. As a result, a continued recession in the general economy or other conditions affecting disposable consumer income and retail sales would likely reduce our sales.

          We cannot predict the timing or the severity of the cycles within our industry. In particular, it is difficult to predict how long and to what levels any industry upturn or downturn and/or general economic weakness will last or what impact terrorism, war, or other factors may have on our industry. The electronic components distribution industry historically been affected by general economic downturns. These economic downturns have often had an adverse economic effect upon manufacturers, end-users of electronic components and electronic components distributors. Our industry also directly depends on the continued growth of the electronic components industry and indirectly on end-user demand for our customers’ products. The timing of new product developments, the life cycle of existing electronic products and the level of acceptance and growth of new products can also affect demand for electronic components. Due to changing conditions, our customers have experienced and may in the future experience, periods of inventory corrections that could have a significant negative impact on our results. We have supported in the past and expect in the future to support new technologies and emerging markets. If these new technologies and emerging markets are not widely accepted, our operating results could suffer significantly. Our operating results have significantly fluctuated in the past, and will likely fluctuate in the future, because of these market changes and factors.

          Our industry is susceptible to supply shortages and price volatility. Any delay or inability to obtain components or a significant increase in the price of components may have an adverse effect on our operating results.

          The electronics industry, in general, has been susceptible to supply shortages and price volatility. In part, these conditions are attributable to the price of lead and copper, the two principal raw materials used to manufacture electronic components, and the price of oil, which affects both manufacturing costs and shipping costs. Over the past few years, prices for lead and copper have increased significantly. In addition, the price of oil, a key factor in determining shipping rates, has been extremely volatile over the last couple of years. These price increases could lead to supply shortages as manufacturers hold up or delay production in the hope that prices will come down or because they do not have the capital to continue purchasing raw materials at the same level. These shortages could adversely impact our ability to satisfy customer demands, impairing not only our financial performance but jeopardizing our ongoing relationships with our customers. In addition, it is not always possible to pass along these price increases to our customers, which would have an unfavorable impact on our gross margins and overall profitability. On the other hand, because of price decreases, which are also possible when dealing with commodity-based products, we may experience periods when our investment in inventory exceeds the market price of such products. This could have a negative impact on our sales and gross profit.

          Our business model assumes that distributors will continue to play a significant role in the electronics industry, as a traditional distributor, as a logistics provider or as both. A reversal of the trend for distributors to play an increasing role in the electronic components industry could adversely affect our business.

          Traditionally, distributors have played an important role in the electronics industry serving as the bridge between the component manufacturers and OEMs, wholesalers and retailers. In recent years, there has been a growing trend for OEMs and contract electronics manufacturers to outsource their procurement, inventory and materials management processes to third parties, particularly electronic component distributors. We believe this trend has contributed and will continue to contribute to our growth. However, because of the Internet and other recent developments contributing to the “global economy,” OEMs and retailers have the opportunity to contract directly with the component manufacturers, bypassing the distributors. If direct contact becomes a trend, our sales could be materially adversely affected.

          Competition in our industry is intense, which creates significant pricing pressures on our products and services. If we cannot compete effectively our gross margins and profitability would be adversely impacted, which could have an adverse impact on the market price of our stock.

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

          We manage our product distribution in the continental United States through our operations in Carrollton, Texas and two regional logistics centers located in Atlanta, Georgia and Las Vegas, Nevada. A serious disruption, such as earthquakes, hurricanes, tornados, floods, or fires, at any of our logistics centers could damage our inventory and could materially impair our ability to distribute products to customers in a timely manner or at a reasonable cost. We could incur significantly higher costs and experience longer lead times associated with distributing products to customers during the time that it takes us to reopen or replace a distribution center. As a result, any such disruption could have a material adverse effect on our business.

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

          In order to achieve our growth strategy, we will need to expand all aspects of our business, including our computer systems and related infrastructure, customer service capabilities and sales and marketing efforts. We cannot assure you that our infrastructure, technical staff and technical resources will adequately accommodate or facilitate our expanded operations. To be successful, we will need to continue to improve our financial and managerial controls, billing systems, reporting systems and procedures, and we will need to continue to expand, train and manage our workforce. In addition, as we offer new products and services, we will need to increase the size and expand the training of our customer service staff to ensure that they can adequately respond to customer inquiries. If we fail to adequately train our customer service staff and provide staffing sufficient to support our new products and services, we may lose customers.

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

          Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities. We have 5,020,000 shares of common stock issued and outstanding and an additional 2,300,000 shares of common stock reserved for future issuance as follows:

•	2,000,000 shares reserved for issuance under our 2006 Stock Option Plan, of which 1,381,842 are issuable upon exercise of outstanding options having a weighted exercise price of $6.65; and

•	300,000 shares underlying warrants issued to the underwriters of our initial public offering (“IPO”).

          However, since our IPO, shares of our common stock have been “thinly-traded” in the public market. Future sales, or even the possibility of future sale by us of additional equity securities, may cause a decline in the market price of our common stock.

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

          We do not anticipate paying dividends in the near future. This could make our stock less attractive to potential investors.

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

          On February 1, 2002, we entered into a lease for a logistics center in Carrollton, Texas, which was amended in March 2003 and November 2006. As amended, the lease covers a total of approximately 216,000 square feet and expires March 31, 2013. Monthly base payments for 2010 through 2012 are approximately $46,400 and $0 for the final three months, January 1, 2013 through March 31, 2013.

          On April 30, 2008, we entered into a lease agreement for 21,427 square feet of retail and warehouse space in Las Vegas, Nevada. The lease term is from September 2008 through August 31, 2011. Rent for September 2009 through August 2010 was $14,151 per month; and from September 2010 through August 2011 will be $14,718.

          On January 5, 2009, concurrent with the acquisition of Monarch, we entered into a new lease agreement for 87,000 square feet of retail and manufacturing space in Arlington, Texas. The lease term is from September 2008 through August 31, 2018. Base rent is $7,800 per month.

          On September 10, 2010, we entered into a lease agreement for 22,800 square feet of warehouse space in Hapeville, Georgia a suburb of Atlanta. The lease term is from October 2010 through January 31, 2014. Rent for October 2010 through February 2011 is $0 per month; March 2011 through September 2011 is $5,890 per month; October 2011 through September 2012 is $6,061 per month; October 2012 through September 2013 is $6,251 per month and October 2013 through January 2014 is $6,441 per month.

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

	Sale Prices

	High	Low

Fiscal year 2010
First Quarter	$4.25	$3.04
Second Quarter	$3.57	$2.35
Third Quarter	$3.75	$1.96
Fourth Quarter	$3.94	$2.87

Fiscal year 2009
First Quarter	$3.24	$1.00
Second Quarter	$2.42	$1.09
Third Quarter	$2.90	$1.62
Fourth Quarter	$3.73	$1.83

          On March 23, 2011, the closing price of our common stock was $4.28.

          No dividends have been declared or paid on our common stock since our IPO and none are anticipated at this time. We have no shares of preferred stock outstanding.

          As of March 23, 2011, the Company had 5,020,000 shares of common stock issued and outstanding held by seven shareholders of record.

ITEM 6.	SELECT CONSOLIDATED FINANCIAL DATA

          As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS EXECUTIVE SUMMARY

          Our key operating results for 2010 include the following:

•	Net sales for the 2010 year were slightly down by 3.5%, while gross profit margin increased 1.1% to 18.5% from 17.4% in 2009.

•

Net operating income was $5.1 million in 2010 compared to net operating income of $2.1 million in 2009; the $3.0 million increase was attributable primarily to settlement expenses of $2.5 million and increase sales in the core business. On a non-GAAP basis, after adjusting 2009 results for the settlement expenses, non-GAAP operating income for 2010 is 10.2% higher than the comparable amount in the corresponding 2009 period. (See “Reconciliation of GAAP Operating Income and Income Before Provision for Income Taxes to non-GAAP Operating Income and Income Before Provision for Income Taxes (Unaudited)” below.)

•	Inventory levels increased by $1.9 million in 2010 to meet customer requirements in the first half of 2011.

•	Accounts receivable decreased by approximately $1.3 million, accounts payable decreased by approximately $4.4 million and our line of credit increased by $1.1 million since end of year 2009.

          Our 2010 net sales from batteries, related power accessories and other products increased 19.4% to $72.8 million from $61.0 million for 2009. Net sales from ADT Security Services and its authorized dealers decreased to $34.4 million, down 31.4% compared to $50.2 million for 2009. We believe this decrease is due to the changes within ADT Security Services from Tyco International’s acquisition of Broadview Security Systems.

          We believe the decline in net sales in 2010 over 2009 reflects the change in consumer spending throughout the global economy. In addition to taking steps to manage the difficult economic conditions, we are also focusing on developing higher-margin products and markets and diversifying our markets to minimize our exposure to the broader economy. We expanded our battery, charger and power accessory lines to better meet the evolving needs of our customers and ultimately, the end-user. We will continue to capitalize on favorable industry trends, such as the growing demand for productivity, mobility and portability in the consumer electronics industry.

We are diligently and cautiously evaluating markets and acquisition opportunities that facilitate reaching our strategic objectives. We remain conservative on this front due to the economic climate. However, we believe that the recession and the associated deterioration in stock values and market prices have created growth opportunities. We believe that with our strong balance sheet and operations, we are positioned to take advantage of these opportunities. We continue to make the necessary investments in our infrastructure, namely, our distribution facilities, our warehouse management system and our people, to support and facilitate our immediate and long-term growth objectives.

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

	Financial Summary (Non-GAAP)
	(unaudited)
	December 31,

	2010	2009

	(dollars in thousands)

Operating income and income before provision for income taxes as reported:
Operating expenses	$14,769	$14,715
Settlement accrual	—	2,529

Total operating expenses	14,769	17,244

Operating income	5,131	2,129
Other expense, net	(679)	(956)

Income before provision for income taxes	4,452	1,173

Non-GAAP measures to exclude settlement expenses from operating expenses:
Settlement accrual	—	2,529

Non-GAAP operating income	$5,131	$4,658

Non-GAAP income before provision for income taxes	$4,452	$3,702

Results of Operations Year Ended December 31, 2010 Compared to December 31, 2009

          The following table compares our consolidated statement of operations data for the years ended December 31, 2010 and 2009. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the nature of revenues (sales of batteries and other power accessory products versus logistics or value added services) and the relative mix of products sold (batteries versus other power supply products), as well as the state of the general economy.

In addition, acquisition could also affect our operating results in future periods.

	For the years ended December 31,

	2010		2009

	Amount	Percent	Amount	Percent

	(dollars in thousands)
Net sales	$107,257	100.0%	$111,171	100.0%
Cost of sales	87,356	81.5%	91,798	82.6%

Gross profit	19,901	18.6%	19,373	17.4%

Operating expenses	14,769	13.8%	14,715	13.2%

Settlement accrual	—	0%	2,529	2.3%

Total operating expenses	14,769	13.8%	17,244	15.5%

Operating income	5,131	4.8%	2,129	1.9%

Interest expense, net	(681)	(0.6%)	(953)	(0.9%)

Other income/expense	2	—	(3)	—

Income before provision for income taxes	4,452	4.2%	1,173	1.1%

Provision for income taxes	(1,562)	(1.5%)	(1,308)	(1.2%)

Net income (loss)	$2,890	2.7%	$(135)	(0.12%)

          Net sales

          Net sales for the year ended December 31, 2010 were $107.3 million compared to $111.2 million for the period in 2009, a decrease of $3.9 million, or 3.5%. Net sales from batteries and related power accessories increased $11.8 million to approximately $72.8 million in 2010 from $61.0 million in 2009, or 19.4%. Net sales from ADT Security Services and its authorized dealers, was $34.4 million for 2010 compared to $50.2 million in the 2009 period, a decrease of $15.7 million, or 31.4%. We believe this decrease is due to the changes imposed by Tyco International when it acquired Broadview Security Systems.

          Cost of sales

          Cost of sales is comprised of the base product cost, commissions to sourcing agents, freight, duty and servicing fees where applicable. Cost of sales totaled $87.4 million for the year ended December 31, 2010, compared to $91.8 million in the comparable 2009 period, a decrease of $4.4 million, or 4.8%. Cost of sales as a percentage of sales decreased to 81.5% in the 2010 period from 82.6% for 2009. This cost decrease was attributable to reduced volatility on raw material costs and improved efficiencies across our supply chain, and a decrease in sales to ADT Security Services and its authorized dealers. Our overall gross margin for the year ended December 31, 2010, was approximately 18.5% compared to a gross margin of 17.4% for the comparable period in 2009.

          Settlement expenses

          In the first quarter of 2009, we entered into a settlement agreement with our former chief executive officer relating to his resignation as an officer and director and we entered into an agreement with our former principal independent sourcing agent cancelling our relationship with such agent. The total amount due under both agreements is $3.1 million. Of this amount, $0.5 million of the settlement with the sourcing agent was applied to an existing payable balance related to prior year inventory purchases, an aggregate of $2.5 million was expensed as settlement expense in the first quarter of 2009 and an aggregate of $0.1 million will be expensed as interest over the term of the agreements. The payments due to the former chief executive officer are payable over a two-year period, which began in January 2009, and the payments to the former sourcing agent are due over a three-year period which began in March 2009. Except for the imputed interest expense, which will be amortized over the respective terms of the agreements, we do not expect to incur any additional costs in connection with these agreements.

          Operating expenses

          Operating expenses for 2010 decreased approximately 14.4% to approximately $14.8 million from $17.2 million for 2009. The decreased operating expenses of $2.5 million in 2010 was attributable to there being no settlement costs for 2010 (as described above), increases of $0.2 million for facilities costs, $0.4 million in personnel and related costs, and $0.1 million in marketing and trade show costs, but offset by decreases of $0.1 million in costs related to being a public company, of $0.2 million bad debt expense, and $0.2 million in other expenses such as insurance costs and legal fees.

          Operating income

          Operating income for the year ended December 31, 2010 increased $3.0 million, or 141%, to approximately $5.1 million compared to approximately $2.1 million the comparable period in 2009. Non-GAAP operating income for the 2010 period was $5.1 million, a 10.2% increase over the $4.7 million from 2009.

          Interest expense

          Our interest expense totaled $0.7 million for the year ended December 31, 2010 compared to $1.0 million for the year ended December 31, 2009. For the year ended December 31, 2010 the average outstanding loan balance on our line of credit was $13.5 million, compared to $12.6 million for the year ended December 31, 2009. The decrease is primarily attributable to the repayment of Zunicom notes in December 2009.

Liquidity

          We had cash and cash equivalents of $0.2 million and $2.1 million at December 31, 2010 and 2009, respectively.

          Net cash used in operating activities was $2.9 million through December 2010 compared to cash provided by operating activities of $5.9 million for 2009. The net cash used in operating activities during 2010 is due primarily to a decrease in accounts payable of approximately $4.4 million, an increase of $2.7 million in inventories, a decrease in accrued settlement accrual of $1.0 million, and an increase in income tax receivable/payable of $0.7 million which is offset by net income of $2.9, non-cash charges for depreciation, amortization, provision for bad debts and obsolete inventory, loss on disposal of property, deferred income taxes and stock based compensation expense of $2.0 million, and a decrease in accounts receivable of $1.0 million.

          Net cash used in investing activities was $0.1 million through December 2010 compared to $0.05 million for 2009. The cash used during 2010 was primarily for purchases of property and equipment.

          Net cash provided by financing activities during 2010 was $1.2 million compared to $4.1 million used by financing activities for 2009. The net cash provided by financing activities for 2010 was due to $1.1 million net change in our line of credit.

          On December 16, 2009, we entered into a credit agreement with Wells Fargo to provide us with a new revolving credit facility. The agreement with Wells Fargo provides that we may borrow up to $30.0 million, with the possibility that we can increase the line to $40.0 million if we can satisfy certain defined criteria. All of our assets secure our obligations under the agreement. Our borrowing availability depends on our level of accounts receivable and inventory. For each borrowing, we have the option to choose a “Base Rate” or “Eurodollar” loan. Interest on Base Rate Loans is payable quarterly and interest on Eurodollar Loans is generally payable monthly or quarterly as selected by the Company. The annual rate of interest payable on Base Rate and Eurodollar loans fluctuate depending upon a number of factors, all as described in the Agreement. At December 31, 2010, the interest rate was 2.56%. The Agreement terminates on July 30, 2013.

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

          Upon closing of the new credit facility, we immediately borrowed $14.3 million of which $10.5 million was used to repay the amounts due to Compass Bank under our old credit facility and approximately $3.8 million was used to settle the liability evidenced by the notes held by Zunicom, Inc. Those notes had an aggregate outstanding principal amount of $4.0 million plus accrued and unpaid interest of $50,000. As Zunicom is a related party, the gain on extinguishment of those notes resulted in gain net of income taxes being recorded as additional paid-in capital.

          At December 31, 2010, approximately $16.3 million was outstanding under the line of credit and approximately $3.9 million remained available for borrowings under the line of credit based on the borrowing formula.

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

Capital Resources

          At December 31, 2010, we did not have any material commitments for capital expenditures. We may enter into various commitments during 2011 if expansion opportunities arise. We will disclose material items in press releases and other appropriate filings as they develop. We have no off balance sheet financing arrangements.

INTERNATIONAL CURRENCY FLUCTUATION

          The goods that we purchase from Asia are subject to international currency fluctuations. We do not believe that the fluctuation in currency presents a serious threat to its operations.

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

          Tax law and accounting rules often differ as to the timing and treatment of certain items of income and expense. As a result, the tax rate reflected in our tax return (our current tax rate) is different from the tax rate reflected in our Consolidated Financial Statements. Some of the differences are permanent, while other differences are temporary as they reverse over time. We record deferred tax assets and liabilities for any temporary differences between the assets and liabilities in our Consolidated Financial Statements and their respective tax bases. We establish valuation allowances when we believe it is more likely than not that our deferred tax assets will not be realized. Changes in future taxable income, tax liabilities and our tax planning strategies may affect our effective tax rate, valuation allowances and the associated carrying value of our deferred tax assets and liabilities.

          At any one time, our tax returns for various tax years are subject to examination by U.S. Federal and state taxing jurisdictions. We establish tax liabilities in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” also codified under ASC 740. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes for income tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more- likely-than-not to be sustained. An uncertain income tax position will not be recognized in the financial statements unless it is more-likely-than-not to be sustained. We adjust these tax liabilities, as well as the related interest and penalties, based on the latest facts and circumstances, including recently published rulings, court cases and outcomes of tax audits. To the extent, our actual tax liability differs from our established tax liabilities for unrecognized tax benefits; our effective tax rate may be materially impacted. While it is often difficult to predict the outcome of, the timing of, or the tax treatment of any particular tax position or deduction, we believe that our tax balances reflect the more-likely-than-not outcome of known tax contingencies.

Accounts Receivable

          Trade accounts receivable are stated at the amount we expect to collect. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management considers the following factors when determining the collectability of specific customer account: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, we provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remains outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Inventories

          Inventories consist of finished goods, primarily of batteries and security products related to the Company’s third party fulfillment services and materials used in the assembly of batteries into “packs”. All items are stated at the lower of cost, determined using the average cost method by specific item, or market. The Company performs periodic evaluations, based upon business trends, to identify specifically obsolete, slow moving and non-salable inventory.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Information required by this Item begins on page F-1 and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 9A.	CONTROLS AND PROCEDURES

          a) Evaluation of Disclosure Controls and Procedures. Management, with the participation of our principal executive officer and the principal financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our principal executive officer and interim principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

          Management, including our principal executive officer and interim principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

          b) Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in rule 13a-15(f) under the Exchange Act). Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management has concluded that, as of the Evaluation Date, our internal control over financial reporting is effective based on these criteria.

          c) Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our fiscal fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

          None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

          The names, ages and titles of our executive officers and directors, as of March 1, 2011 are as follows:

Name	Age	Positions

Ian Colin Edmonds	39	Chief Executive Officer, President, Interim Chief Financial Officer and a Director
Mimi Tan	37	Senior Vice President Business Development and Marketing and Corporate Secretary
Julie Sansom-Reese	48	Senior Vice President of Finance and Treasurer
Ramin Salehi	37	Senior Vice President of Operations
William Tan	67	Chairman of the Board
Leslie Bernhard	66	Director
Robert M. Gutkowski	62	Director
Hyun (Joyce) Park	39	Director

          IAN COLIN EDMONDS has been a director since January 1999, our chief executive officer and president since June 1, 2009, and our interim chief financial officer since December 12, 2008. Prior to being appointed chief executive officer and president he was serving in those positions on an interim basis since January 21, 2009, our chief operating officer since May 2002, and our executive vice president since October 2006. Mr. Edmonds also serves as a director of Zunicom, Inc. (OTCBB: ZNCM) (“Zunicom”), the owner of approximately 41% of our outstanding Common Stock, and from July 1997 through December 2006 served as an officer, first as vice president and from April 2003 as executive vice president of Zunicom. He also served as a director of AlphaNet, Inc. a wholly-owned subsidiary of Zunicom, from October 1999 through December 2006. Mr. Edmonds holds a Bachelors Degree in Marketing with a Minor in Statistics from the University of Denver. Mr. Edmonds is the husband of Mimi Tan and the son-in-law of William Tan.

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

          RAMIN SALEHI is the Senior Vice President of Operations where he is responsible for setting the strategic and operational direction of the company. Mr. Salehi joined the company in 1997 and prior to his current role he oversaw the company’s Supply Chain and Information Systems infrastructure. Mr. Salehi holds a Bachelor of Science degree with a concentration in Computer Systems Design from University of Houston-Clear Lake.

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

Disclosure of Director Qualifications

          Mr. Tan is an international businessman and investor with extensive contacts throughout the Far East, which is where we source most of our products. In addition, Mr. Tan is chairman and chief executive officer of Zunicom, our largest shareholder.

          Mr. Edmonds is our principal executive officer and principal financial officer. As such, he is active in every aspect of our day-to-day operations and strategic planning. His thorough and extensive knowledge of our operations and financial situation, his personal relationship with all of our major customers, suppliers and other strategic partners and his knowledge and familiarity with our employees makes him highly qualified to serve on the board.

          Ms. Bernhard is an accomplished businesswoman who is the chief executive officer of one public reporting company and chairman of another, where she had previously served as the chairman of the audit committee. As such, Ms. Bernhard understands corporate governance, public company financial statements and procedural issues. Given her experience and knowledge, Ms. Bernhard played an important role in our transition from a private company to a public company and continues to be an active and reliable board member.

          Mr. Gutkowski has had a successful business career with public reporting companies. He was also instrumental in smoothing our transition from a private to a public company. In addition, Mr. Gutkowski has extensive contacts throughout the business and investment community. His leadership skills and insights into our business have been instrumental in helping shape the direction of our company.

          Ms. Park has an extensive accounting and financial background. As a senior bank executive, she brings extensive insight into our financial strategy and banking relationships, which is one of our most important strategic relationships. Given her experience and knowledge, we have designated Ms. Park as our “audit committee financial expert.”

          The Board, acting through the Nominating and Corporate Governance Committee, is responsible for assembling for stockholder consideration a group of nominees that, taken together, have the experience, qualifications, attributes, and skills appropriate for functioning effectively as a Board. The Nominating and Corporate Governance Committee regularly reviews the composition of the Board in light of changing circumstances, its assessment of the Board’s performance, and the inputs of stockholders and other key constituencies.

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

Board Meetings

          The Board met four times during 2010. A majority of the directors attended all of the meetings of the Board. All persons who were directors during 2010 attended at least 75% of these meetings. Absent special circumstance, each director is expected to attend the annual meeting of shareholders.

          Audit Committee. The Audit Committee members consist of Robert M. Gutkowski, who serves as chairperson, and Joyce Park. The Board has determined that Joyce Park is an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K, and “independent” for purposes of NYSE Amex listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934.

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

          Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee consist of Joyce Park, who serves as chairperson, and Robert M. Gutkowski. The Corporate Governance and Nominating Committee assists the Board by identifying and recommending individuals qualified to become members of the Board, reviewing correspondence from our shareholders, and establishing and overseeing our corporate governance guidelines. Specific responsibilities include the following:

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

Compensation Committee Interlocks and Insider Participation

          None of our executive officers serves as a member of the Board or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of the Board or Compensation Committee. None of the persons who are members of our Compensation Committee has ever been employed by us.

Code of Ethics

          We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. This Code of Ethics is posted on our website at www.upgi.com.

Section 16(a) Beneficial Ownership Reporting Compliance

          Based on our review of the Forms 3, 4 and 5 submitted during and with respect to the year ended December 31, 2010, there have been no untimely filings of such required forms.

ITEM 11.	EXECUTIVE COMPENSATION

Summary of Compensation

          The following table sets forth certain information with respect to compensation for the years ended December 31, 2010 and 2009, earned by or paid to our chief executive officer and our two other most highly compensated executive officers whose total compensation exceeding $100,000 for the year ended December 31, 2010, which are referred to as the Named Executive Officers.

          We recorded compensation expense in our Financial Statements for the year ended December 31, 2010 with respect to the awards included in this table since the awards were effective and fully vested at the end of 2010.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Cash Bonus ($)	Option Awards ($)	All Other Compensation ($)		Total ($)

Ian Edmonds	2010	250,000	423,065	—	42,703	(2)	715,768

President, CEO, Interim CFO(1)	2009	234,298	384,521	—	11,010	(2)	629,829

Mimi Tan	2010	168,036	127,000	—	5,809	(3)	300,845
SVP of Business Development & Marketing	2009	168,036	65,000	—	5,547	(3)	238,583

Ramin Salehi	2010	145,380	128,000	—	5,522	(3)	278,902
SVP of Operations	2009	121,150	65,000	—	5,260	(3)	191,410

(1)	Appointed Interim CEO, President and CFO on January 21, 2009. On June 1, 2009, he became the permanent CEO and President but remained as Interim CFO.
(2)	Car lease, medical insurance and long-term disability insurance payments.
(3)	Medical insurance and long-term disability insurance payments.

          Employment Agreements and Arrangements

          The Company has an employment agreement (the “Agreement”) effective as of June 1, 2009 (the ‘Effective Date”), with Ian Edmonds, its President and Chief Executive Officer. The current employment term ends on May 31, 2015. However, beginning on June 1, of each year the term automatically extends for an additional year unless either party provides at least 180 days prior written notice to the other of its election not to extend the term by another year. Under the Agreement, Mr. Edmonds earns a base salary of $250,000 per annum plus an annual cash bonus equal in amount to seven and one-half percent (7 1/2%) of the Company’s net income before provision for income taxes, as adjusted, provided it meets or exceed the annual targeted performance levels established by our Compensation Committee for each year. Mr. Edmonds is entitled to participate on the same basis as other senior executives in any of our benefit plans or programs available to them. In addition, the Agreement also provides, generally, that during the employment term and for the two-year period immediately following the end of such term, Mr. Edmonds shall not compete with us, solicit any of our employees for hire by an unaffiliated entity or knowingly release any of our confidential information, without the prior approval of our Board.

Outstanding Equity Awards

          The following table sets forth certain information with respect to outstanding equity awards at December 31, 2010 with respect to the Named Executive Officers. At December 31, 2010, there were no unvested stock awards.

Outstanding Equity Awards at Fiscal Year-End

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Option Exercise Price ($)	Option Expiration Date

Ian Edmonds
President, CEO and Interim CFO	356,250	(1)	7.00	12/19/2016

Mimi Tan
SVP Business Development & Marketing and Corp. Secretary	7,000	(2)	7.00	12/19/2016

Ramin Salehi
SVP of Operations	7,000	(2)	7.00	12/19/2016

(1)	Options are fully vested at December 31, 2006.
(2)	Options are fully vested at December 31, 2007.

Compensation of Directors

          Our “independent” directors receive the following compensation:

•	An annual retainer fee of $10,000;

•	$500 plus reimbursement for actual out-of-pocket expenses incurred in connection with attending each Board meeting in person and $200 for attending each Board meeting telephonically;

•

Stock options grant covering 10,000 shares upon his or her election or re-election to the Board. The options are exercisable immediately at a price per share equal to the fair market value of the stock on the date of grant;

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

Director Compensation

          The following table presents information relating total compensation for our non-employee directors for the year ended December 31, 2010.

Name	Fees Earned or Paid in Cash	Option Awards(1)	All Other Compensation		Total

William Tan	$—	$—	$5,674	(2)	5,674
Leslie Bernhard	64,675	7,417(1)	15,000	(3)	87,092
Robert M. Gutkowski	13,550	7,417(1)	14,993	(2)	35,960
Joyce Park	16,225	7,417(1)	—		23,642

(1)	2010 expense as calculated for a stock option grant covering 10,000 shares of our common stock in accordance with FASB ASC 718.
(2)	Includes medical insurance through company plans.
(3)	Consulting fees for services rendered after September 30, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

BENEFICIAL OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information concerning the beneficial ownership of our common stock as of March 23, 2011 (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group.

	Common Stock

Name and Address(1)	Amount and Nature of Beneficial Ownership(2)		Percentage of Class(3)

Directors and Named Executive Officers
William Tan	2,406,120	(4)	44.9%
Ian Colin Edmonds	2,405,120	(5)	44.9%
Mimi Tan	7,000	(6)	*
Ramin Salehi	7,000	(6)	*
Leslie Bernhard	30,000	(6)	*
Robert M. Gutkowski	30,000	(6)	*
Hyun (Joyce) Park	20,000	(6)	*
All Directors and Named	2,856,370	(7)	49.0%
Executive Officers as a group (7 persons)

5% Shareholders

Zunicom, Inc.	2,048,870		41.0%
4315 W. Lovers Lane
Dallas, TX 75209

Randy Hardin	475,000	(8)	8.7%
370 Town East Blvd
Sunnyvale, TX 75182

Wilen Management Co. Inc	634,492		12.7%
2360 W Joppa Rd, Ste 226
Lutherville, MD 21093

L. O. Heidtke (9)	282,442		5.6%
201 4th Avenue, North, Ste. 1950
Nashville, TN 37219

Julian Tymczysz	280,137		5.6%
11 King George St.
Greenwich, London SE10
United Kingdom

*	Less than 1.0%.

(1)	Unless indicated otherwise, all addresses for officers and directors are c/o Universal Power Group, Inc., 1720 Hayden Road, Carrollton, TX 75006.
(2)

Except as otherwise indicated and subject to applicable community property and similar laws, we assume that each named person has the sole voting and investment power with respect to his or her shares, other than shares subject to options.

(3)

Percent of Class is based on the 5,020,000 shares outstanding as of March 23, 2011. In addition, shares which a person had the right to acquire within 60 days are also deemed outstanding in calculating the percentage ownership of the person but not deemed outstanding as to any other person.

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

(8)	Represents shares underlying options. Mr. Hardin resigned from his positions with us on January 21, 2009. The options expire December 19, 2016.
(9)	Mr. Heidtke is the General Partner of MidSouth Investment Fund, LP, the record owner of the shares.

          As of March 23, 2011, we are not aware of any pledges of our common stock, which may at a subsequent date result in a change in control of the company.

Equity Compensation Plan Information

          The following table summarizes the options granted under the Plan as well as options and warrants granted outside the Plan as of December 31, 2010. The shares covered by outstanding options are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Equity Compensation Plan Table

	Number of securities to be issued upon exercise of Outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plans Approved By Security Holders
Grants under the 2006 Stock Option Plan	1,381,842	$6.65	598,158

Equity Compensation Plans Not Approved By Security Holders
Warrants (1)	300,000	$8.40	Not applicable
Common Stock Options (2)	20,000	$7.00	Not applicable

Total	1,701,842	$6.96	598,158

(1)	The warrants, issued in connection with our IPO in December 2006, are exercisable at $8.40 per share any time beginning 365 days after the grant date and until the fifth anniversary of that date.
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

Transactions with Related Parties

          From January 1, 2010 through December 31, 2010 we did not engage in related party transactions.

          On January 21, 2009 we entered into a Separation Agreement with Randy Hardin, our former president and CEO and the beneficial owner of more than 5% of our common stock as of March 23, 2011, in connection with the termination of his employment with us. Under the Separation Agreement, we agreed to continue to pay Mr. Hardin his annual base salary of $242,000 and to reimburse him for the costs of his healthcare insurance coverage through January 21, 2011 (the “Restricted Period”) to the same extent we paid for such insurance immediately prior to the termination of his employment agreement. Mr. Hardin agreed that he will not during the Restricted Period (i) compete with us in any of our lines of business including our battery and related power accessory business and our third party logistics business; (ii) solicit or hire any of our employees; or (iii) encourage any person or entity that has an existing business relationship with us to curtail or cancel its relationship with us. In addition, Mr. Hardin agreed not to disclose any of our confidential or proprietary information.

Director Independence

          A majority of the Board is independent, as required by and as defined in Section 803(A) of the NYSE Amex listing standards. We believe that Mr. Gutkowski, Ms. Bernhard and Ms. Park are independent under those standards. A director is considered independent as long as he or she does not have a relationship with the company or management that would interfere with the exercise of independent judgment in carrying out the director’s responsibilities.

          In determining director independence, the Board applies the independence standards set by NYSE Amex. In its application of such standards, the Board takes into consideration all transactions with independent directors and the impact of such transactions, if any, on any of the independent directors’ ability to continue to serve on the Board. To that end, for the fiscal year ended 2010, the Board considered all the fees paid to the independent directors disclosed below in “Item 11 – Executive Compensation – Compensation of Directors”, and determined that those transactions were within the limits of the independence standards set by NYSE Amex and did not impact their ability to continue to serve as independent directors.

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

          Audit Fees. Fees billed for service rendered by BKD LLP for the audit of the financial statements and for the reviews of our Form 10-Q filings were approximately $155,000 for 2010 and $40,000 for 2009. Fees billed for service rendered by KBA Group LLP for the audit of the financial statements and for the reviews of our Form 10-Q filings were approximately $0 for 2010 and approximately $140,000 for 2009.

          Audit-Related Fees. None

          Tax Fees. Aggregate fees billed for permissible tax services rendered by BKD LLP consisted of $44,000 for 2010 and $14,000 for 2009. These amounts include tax consulting, preparation of federal and state income tax returns and franchise tax returns. Aggregate fees billed for permissible tax services rendered by KBA Group LLP consisted of approximately $0 for 2010 and approximately $70,000 for 2009. These amounts include tax consulting, preparation of federal and state income tax returns and franchise tax returns.

          All Other Fees. Fees billed for services rendered by BKD LLP for review of our annual proxy statements and Form 8-K filings were approximately $1,500 for 2010 and $0 for 2009.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements.

          The following financial statements of Universal Power Group, Inc. are submitted as a separate section of this report (See F-pages) and are incorporated by reference in Item 8:

		•	Report of Independent Registered Public Accounting Firm

		•	Consolidated Balance Sheets as of December 31, 2010 and 2009

		•	Consolidated Statements of Operations for the years ended December 31, 2010 and 2009

		•	Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2010 and 2009

		•	Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

		•	Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules — See response to Item 15(c) below.

	3.	Exhibits. — See response to Item 15(b) below.

(b)	Exhibits

          The following exhibits are furnished as part of this report or incorporated herein as indicated.

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Formation (including Amended and Restated Articles of Incorporation) (1)
3(ii)	Amended and Restated Bylaws (1)
4.1	Specimen stock certificate (1)
4.2	Form of representatives’ warrant (1)

10.1(a)**	Form of 2006 Stock Option Plan (1)
10.1(b)	Form of Stock Option Agreement (1)
10.1(c)**	Amendment to the 2006 Stock Option Plan (6)
10.2	Separation Agreement between UPG and Randy Hardin (2)
10.3**	Form of Ian Edmonds Employment Agreement (7)
10.7	Real Property Lease for 1720 Hayden Drive, Carrollton, Texas (1)
10.8	Real Property Lease for 11605-B North Santa Fe, Oklahoma City, Oklahoma (1)
10.9	Real Property Lease for Las Vegas, Nevada (1)
10.10	Real Property Lease for Atlanta, GA *
10.11	Termination Agreement with Stan Battat d/b/a Import Consultants (3)
10.12	Third Party Logistics & Purchase Agreement, dated as of November 3, 2008, with Brinks Home Security, Inc., (currently ADT Security Services (formerly Broadview Security), Inc.) (4)
10.13	Credit Agreement with Wells Fargo Bank, National Association (8)
10.14	Security Agreement with Wells Fargo Bank, National Association (8)
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
**	Management Contract, compensatory plan or arrangement.
(1)	Incorporated by reference to the Exhibit with the same number to our Registration Statement on Form S-1 (SEC File No. 333-137265) effective as of December 20, 2006.
(2)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 23, 2009.
(3)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 17, 2009.
(4)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2008.
(5)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 25, 2008.
(6)	Incorporated by reference to Exhibit 10.1(c) to our Annual Report on Form 10-K for the year ended December 31, 2008.
(7)	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009.
(8)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 23, 2009.

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

Date: March 31, 2011

Universal Power Group, Inc.

By:	/s/ Ian Edmonds

Ian Edmonds
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Ian Edmonds	Chief Executive Officer, Interim Chief Financial Officer and Director (Principal Executive and Financial Officer)	March 31, 2011

Ian Edmonds

/s/ William Tan	Chairman of the Board	March 31, 2011

William Tan

/s/ Robert M. Gutkowski	Director	March 31, 2011

Robert M. Gutkowski

/s/ Leslie Bernhard	Director	March 31, 2011

Leslie Bernhard

/s/ Hyun (Joyce) Park	Director	March 31, 2011

Hyun (Joyce) Park

ITEM 15 (A) (1)
FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
UNIVERSAL POWER GROUP, INC.

DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Universal Power Group, Inc.
Dallas, Texas

          We have audited the accompanying consolidated balance sheets of Universal Power Group, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Power Group, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/BKD LLP
Dallas, Texas
March 31, 2011

UNIVERSAL POWER GROUP, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,

	2010	2009

CURRENT ASSETS
Cash and cash equivalents	$215,375	$2,059,475
Accounts receivable:
Trade, net of allowance for doubtful accounts of $656,989 and $452,200	10,189,716	11,440,179
Other	25,607	13,561
Inventories – finished goods, net of allowance for obsolescence of $1,155,852 and $756,671	32,893,837	30,977,213
Current deferred tax asset	1,564,433	1,475,157
Prepaid expenses and other current assets	1,237,047	1,064,152

Total current assets	46,126,015	47,029,737

PROPERTY AND EQUIPMENT
Logistics and distribution systems	1,834,124	1,807,069
Machinery and equipment	991,260	984,918
Furniture and fixtures	467,632	385,940
Leasehold improvements	408,128	388,334
Vehicles	199,992	222,549

Total property and equipment	3,901,136	3,788,810
Less accumulated depreciation and amortization	(2,561,314)	(1,940,715)

Net property and equipment	1,339,822	1,848,095

OTHER ASSETS	127,018	313,754
NON-CURRENT DEFERRED TAX ASSET	17,784	214,314

TOTAL ASSETS	$47,610,639	$49,405,900

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL POWER GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,

	2010	2009

CURRENT LIABILITIES
Line of credit	$16,323,528	$15,174,305
Accounts payable	7,559,445	11,971,502
Income taxes payable	25,588	698,654
Accrued liabilities	456,418	384,976
Current portion of settlement accrual	733,540	955,730
Current portion of capital lease and note obligations	25,906	25,535
Current portion of deferred rent	52,672	92,040

Total current liabilities	25,177,097	29,302,742

LONG-TERM LIABILITIES
Settlement accrual, less current portion	241,490	985,027
Capital lease and note obligations, less current portion	25,183	50,606
Deferred rent, less current portion	—	36,103

Total long-term liabilities	266,673	1,071,736

TOTAL LIABILITIES	25,443,770	30,374,478

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, 50,000,000 shares authorized, 5,020,000 and 5,000,000 shares issued and outstanding, respectively	50,200	50,000
Additional paid-in capital	16,075,771	15,951,626
Retained earnings	6,205,127	3,314,887
Accumulated other comprehensive loss	(164,229)	(285,091)

Total shareholders’ equity	22,166,869	19,031,422

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,610,639	$49,405,900

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL POWER GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2010	2009

Net sales	$107,256,461	$111,170,726
Cost of sales	87,355,871	91,797,823

Gross profit	19,900,590	19,372,903

Operating expenses	14,769,442	14,714,680
Settlement expenses	—	2,529,345

Total operating expenses	14,769,442	17,244,025

Operating income	5,131,148	2,128,878

Other income (expense)
Interest expense (including $0 and $310,000 to Zunicom, Inc.)	(681,213)	(953,251)
Other, net	2,187	(2,623)

Total other expense, net	(679,026)	(955,874)

Income before provision for income taxes	4,452,122	1,173,004
Provision for income taxes	(1,561,882)	(1,308,193)

Net income (loss)	$2,890,240	$(135,189)

Net income (loss) per share
Basic	$0.58	$(0.03)

Weighted average shares outstanding
Basic	5,001,753	5,000,000

Net income (loss) per share
Diluted	$0.58	$(0.03)

Weighted average shares outstanding
Diluted	5,016,816	5,000,000

The accompanying notes are integral part of these consolidated financial statements.

UNIVERSAL POWER GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2010 and 2009

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Loss

	Shares	Amount					Total

Balances at January 1, 2009	5,000,000	$50,000	$15,529,783	$3,450,076	$(319,526)	$—	$18,710,333
Stock-based compensation expense	—	—	36,969	—	—	—	36,969
Gain on settlement of Zunicom, Inc. notes payable, net of income taxes of $102,558	—	—	199,083	—	—	—	199,083
Cumulative tax effect of tax adjustment recorded as a capital contribution from Zunicom, Inc.	—	—	185,791	—	—	—	185,791
Net change in fair value of hedging instrument, net of income taxes of $146,868	—	—	—	—	34,435	34,435	34,435
Net loss				(135,189)		(135,189)	(135,189)

Comprehensive loss	—	—	—	—	—	(100,754)	—

Balances at December 31, 2009	5,000,000	50,000	15,951,626	3,314,887	(285,091)	—	19,031,422
Stock-based compensation expense	—	—	84,945	—	—	—	84,945
Stock options exercised	20,000	200	39,200	—	—	—	39,400
Amortization of hedging instrument carrying value	—	—	—	—	120,862	—	120,862

Net income	—	—	—	2,890,240	—	—	2,890,240

Balances at December 31, 2010	5,020,000	$50,200	$16,075,771	$6,205,127	$(164,229)	$—	$22,166,869

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL POWER GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,890,240	$(135,189)
Items not requiring (providing) cash
Depreciation and amortization	809,317	802,454
Provision for doubtful accounts	228,361	415,808
Provision for obsolete inventory	770,000	599,145
Deferred income taxes	107,254	(196,857)
Loss (gain) on disposal of property and equipment	(2,000)	2,623
Stock-based compensation	84,945	36,969
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable – trade	1,022,102	592,626
Accounts receivable – other	(12,046)	36,742
Inventories	(2,686,624)	5,945,535
Income taxes receivable/payable	(673,066)	867,328
Prepaid expenses and other current assets	(172,895)	(183,624)
Other assets	—	(60,716)
Accounts payable	(4,412,057)	(4,448,443)
Accrued liabilities	192,304	(222,367)
Settlement accrual	(965,728)	1,940,758
Deferred rent	(75,470)	(98,159)

Net cash provided by (used in) operating activities	(2,895,363)	5,894,633

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(134,884)	(56,761)
Proceeds from sale of equipment	2,000	1,000
Escrow deposit	—	900,000
Net cash paid in Monarch acquisition	—	(892,000)

Net cash used in investing activities	(132,884)	(47,761)

CASH FLOWS FROM FINANCING ACTIVITIES
Net activity on line of credit	1,149,223	822,530
Exercise of stock options	39,400	—
Payments on capital lease and note obligations	(4,476)	(16,454)
Payment on notes to Zunicom, Inc.	—	(4,919,667)

Net cash provided by (used in) financing activities	1,184,147	(4,113,591)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,844,100)	1,733,281
Cash and cash equivalents at beginning of year	2,059,475	326,194

Cash and cash equivalents at end of year	$215,375	$2,059,475

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$2,103,659	$871,052

Interest paid	$436,522	$972,784

UNIVERSAL POWER GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

NONCASH FINANCING AND INVESTING ACTIVITIES:
Property and equipment acquired through capital leases or notes payable	$—	$86,066

Cumulative tax effect of Unicap adjustment treated as a capital contribution from Zunicom, Inc.	$—	$185,791

Gain on settlement with Zunicom, Inc.	$—	$301,641

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL POWER GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE A. ORGANIZATION AND BASIS OF PRESENTATION

Organization

          Universal Power Group, In. (“UPG” or the “Company”), a Texas corporation, is a distributor and supplier of batteries and related power accessories to a diverse range of industries, and a provider of third-party fulfillment and logistics services and value-added solutions. The Company’s primary logistics center is located in Carrollton, Texas and regional logistic centers are located in Las Vegas, Nevada and Atlanta, Georgia. The Company’s customers are primarily located in the United States. A small portion of the Company’s sales is to customers located in the United Kingdom, Australia, Ireland, China and Canada.

          Until December 20, 2006, the Company was a wholly owned consolidated subsidiary of Zunicom, Inc. (“Zunicom”), a Texas corporation, whose stock is quoted on the OTC Bulletin Board under the symbol “ZNCM.OB.” On December 20, 2006, the U.S. Securities and Exchange Commission declared effective a registration statement filed by the Company registering the sale of 3,000,000 shares of its common stock, including 1,000,000 shares owned by Zunicom (the “IPO”). As a result of the IPO, Zunicom’s interest in the Company was reduced to 40%. Zunicom no longer owns a controlling interest in UPG; however, as the largest shareholder, Zunicom does have significant influence over UPG.

          On January 8, 2009, the Company formed a limited liability company under the name Monarch Outdoor Adventures LLC d/b/a Monarch Hunting (“Monarch”), through which it acquired all of the tangible and intangible assets of a business for approximately $892,000. Monarch is a manufacturer and retailer of high-quality hunting products including battery and solar powered deer feeders, hunting blinds, stands and accessories. Monarch is located in Arlington, Texas and has customers throughout the United States. Monarch’s revenue and assets are not material to the consolidated financial statements.

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

Accounts Receivable

          Trade accounts receivable is stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts, are written off through a charge to the valuation allowance and a credit to accounts receivable.

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

          The Company is a significant supplier for ADT Security Services (“ADT Security Services”), formerly Broadview Security, Inc. In order to meet its obligations to ADT Security Services, the Company maintains certain required inventory levels at all times. Inventory held related to the Company’s relationship with ADT Security Services, primarily components for security systems, totaled approximately $8.6 million and $13.2 million at December 31, 2010 and 2009, respectively. Upon expiration of its third-party logistics agreement with the Company, ADT Security Services is obligated to purchase from the Company all remaining inventory held by the Company or in transit from suppliers purchased by the Company to fulfill its obligations to ADT Security Services.

Property and Equipment

          Property and equipment are carried at cost less applicable depreciation and amortization. Depreciation and amortization of property and equipment is provided for using the straight-line method over the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the related asset. Equipment leased under capital leases is amortized over the service life of the related asset or term of the lease, whichever is shorter.

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

Long-Lived Assets

          Long-lived assets are reviewed when events or changes in circumstances indicate that their carrying value may not be recoverable. If an impairment indicator exists, the Company compares the future undiscounted cash flows of such assets to their carrying value. If the carrying value exceeds the future undiscounted cash flows, the assets are written down to their fair value using discounted cash flows. There were no indicators of impairment during the years ended December 31, 2010 and 2009.

Deferred Rent

          The Company’s operating lease for its primary office and warehouse space contains a free rent period and contains predetermined fixed increases of the minimum rental rate during the initial lease term. The Company recognizes rental expense on a straight-line basis over the minimum lease term and records the difference between the amounts charged to expense and the rent paid as deferred rent. In addition, the landlord provided certain allowances for leasehold improvements on this office and warehouse space which have been recorded as deferred rent and leasehold improvements. The deferred rent is being amortized as an offset to rent expense over the remaining term of the related lease.

Revenue Recognition

          The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured.

          The Company is a distributor and purchases both finished goods and components from domestic and international suppliers. The Company adds value to products and components by packaging them in customer specified “kits” or tailor made units that are convenient for the customer to order and ship. Additionally, the Company has several customers that require specific battery pack assemblies. The Company obtains batteries and components and reconfigures finished goods based upon customer specifications. The Company refers to this process as battery pack assemblies. The Company recognizes sales of finished goods at the time the customer takes title to the product.

          The Company sells products to several customers in bulk quantities. The Company obtains the order from the customer and arranges for the delivery of the product directly from our vendor to the customer to reduce freight costs and wear and tear on the product from excessive handling. The Company refers to these transactions as “drop shipments” because the product is shipped directly from its vendor to its customer. The Company also has an third party logistics agreement with ADT Security Services. The Company purchases, handles, assembles and delivers security and installation components to ADT Security Services and to its authorized dealers. Revenues from drop shipment transactions and pursuant to the ADT Security Services agreement are recognized on a gross basis at the time the customer takes title to the product, based on an analysis of the criteria defined for gross revenue reporting. Specifically, (i) the Company is the primary obligor; (ii) the Company has general and physical loss inventory risk; (iii) the Company has credit risk; (iv) in most cases, the Company has discretion in supplier selection and product specifications; and (v) the Company has reasonable latitude within economic constraints to negotiate prices and terms with its customers.

Post Shipment Obligations

          The Company offers its customers a limited warranty for replacement of finished goods that do not function properly. Generally, the limited warranty period ranges from 90 days to three years. The most common types of warranty claims are batteries that leak or batteries that do not provide the voltage they are intended to supply. The Company’s written warranty is limited to the replacement of the product purchased and does not cover the product the battery is intended to power. The Company’s replacement rate is insignificant, and is therefore recorded when the warranty expense is incurred. If the Company determines that a shipment of product had a manufacturing defect, the Company has recourse with the manufacturer to recover the replacement costs incurred. The costs of isolated or individual instances of defects are borne by the Company. At December 31, 2010 and 2009, the Company has a warranty reserve of approximately $10,000.

Advertising costs

          Advertising costs are charged to operations when incurred. Advertising expense totaled approximately $480,000 and $376,000 for the years ended December 31, 2010 and 2009, respectively.

Shipping and Handling Costs

          Shipping and handling costs are charged to cost of sales in the accompanying statements of operations.

UNIVERSAL POWER GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (loss) Per Share

          Basic earnings (loss) per common share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during each year.

          Diluted earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding for the year. The Company’s common stock equivalents include all dilutive common stock issuable upon exercise of outstanding stock options and warrants.

          For the year ended December 31, 2010 1,381,842 stock options and 300,000 warrants are excluded from the calculation of diluted earnings per share because they are anti-dilutive. For the year, ended December 31, 2009 1,391,842 stock options and 300,000 warrants are excluded from the calculation of diluted earnings per share because they are anti-dilutive.

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

Stock-Based Compensation

          Stock-based compensation expense recognized in the statements of operations during the years ended December 31, 2010 and 2009 includes compensation expense for fully vested stock options and the amortization of partially vested stock-based payment awards. Stock options are valued based on their grant date fair value. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Non-Employee Stock Options and Warrants

          Options and warrants issued to non-employees are measured at fair value at the grant date and recorded to expense over the period earned.

Derivative

          During 2008, the Company designated an interest rate swap as a cash flow hedge. Accordingly the swap was recorded at fair value on the Company’s balance sheet as assets and liabilities with any changes in fair value recorded in accumulated other comprehensive income (loss), net of income tax effects. During the fourth quarter of 2009, the Company refinanced the related credit facility (as discussed in Note D) and in conjunction with this refinancing also terminated the interest rate swap on December 16, 2009. The remaining carrying value is being amortized over the original contractual remaining term of the interest rate swap.

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

Reclassifications

          Certain prior period amounts have been reclassified to conform to current period presentation.

UNIVERSAL POWER GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE C. INVENTORIES

          Inventories consist of the following:

	December 31,

	2010	2009

Battery and related inventory	$19,556,924	$14,684,429
Security related inventory	9,757,186	14,279,758
Electronic components inventory	4,556,030	2,435,877
Hunting related inventory	179,549	333,820
Inventory obsolescence reserve	(1,155,852)	(756,671)

	$32,893,837	$30,977,213

NOTE D. LINE OF CREDIT

          On December 16, 2009, the Company entered into a Credit Agreement with Wells Fargo for a $30 million revolving credit facility. Maximum borrowings under the facility may be increased to $40 million if the Company satisfies certain pre-defined conditions. Borrowings under the facility are secured by a first priority lien on all of the Company’s assets. Borrowing availability under the facility depends on the level of the Company’s accounts receivable and inventory. For each borrowing, the Company has the option to choose a Base Rate or Eurodollar loan, as defined. Interest on Base Rate loans is payable quarterly and interest on Eurodollar loans is generally payable monthly or quarterly as selected by the Company. The annual rate of interest payable on Base Rate and Eurodollar loans fluctuate depending upon a number of factors. At December 31, 2010, all outstanding borrowings under the credit facility were accruing interest at the rate of 2.56% per annum. The Credit Agreement terminates on July 30, 2013.

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

          At December 31, 2010, approximately $16.3 million was outstanding under the credit facility out of a maximum availability of approximately $20.2 million based on the borrowing formula, which is equal to 80% of the Company’s eligible accounts receivable and a percentage of eligible inventory.

Interest Rate Swap

          In connection with entering into the Credit Agreement, the Company terminated the Interest Swap Agreement (“ISA”) it had with its previous lender and, consequently, discontinued hedge accounting as of December 16, 2009. The Company continues to incur interest expense commensurate with its original hedged risk and there is currently no indication that interest payments on the hedged transaction would not continue. Therefore, the realized losses related to the ISA will not be recognized immediately and will remain in accumulated other comprehensive income (loss). These losses are reclassified into interest expense over the original contractual term of the ISA from December 16, 2009 through July 5, 2012.

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

          During the years ended December 31, 2010 and 2009 the Company paid interest totaling $0 and $310,000, respectively, to Zunicom with respect to these notes.

NOTE F. CAPITAL LEASE AND NOTE OBLIGATIONS

Capital lease and note obligations consists of the following:

	December 31,

	2010	2009

Various capital lease and note obligations payable in monthly installments through April 2013. The monthly payments, including interest, range from $234 to $634. These obligations are secured by the related underlying equipment.	$51,089	$76,141
Less current portion	(25,906)	(25,535)

Long-term portion of capital lease and note obligations	$25,183	$50,606

UNIVERSAL POWER GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE G. INCOME TAXES

          The Company files income tax returns in the U.S. federal jurisdiction and various states. With a few exceptions, the Company is no longer subject to U.S. state and local income tax examinations by tax authorities for years before 2007.

          In 2009, the Company has recorded a deferred tax asset in the amount of $185,791 related to the tax effect of a cumulative inventory capitalization adjustment. This adjustment was recorded as a capital contribution from Zunicom. as the resulting deferred tax asset recorded for the this estimated adjustment relates to tax years in which the Company filed a consolidated tax return with its former parent.

          Deferred tax assets and liabilities consist of the following:

	December 31,

	2010	2009

Deferred tax assets, current:
Inventory obsolescence	$392,990	$257,268
Inventory capitalization	686,450	641,907
Allowance for doubtful accounts	86,159	45,595
Accrued liabilities	61,310	59,999
Interest rate swap	88,117	146,866
Settlement accrual	249,407	323,522

Total deferred tax assets, current	1,564,433	1,475,157
Deferred tax assets, non-current:
Intangible assets	86,254	38,751
Settlement accrual	82,106	334,909
Stock-based compensation	871,514	842,632
Property and equipment	(253,766)	(233,654)
Valuation allowance	(768,324)	(768,324)

Total deferred tax assets, non-current	17,784	214,314

Net deferred tax assets	$1,582,217	$1,689,471

          The Company’s provision for income taxes is comprised as follows:

	Years Ended December 31,

	2010	2009

Current federal income tax expense	$1,378,963	$1,442,621
Current state income tax expense	75,665	62,429
Deferred income tax expense (benefit)	107,254	(196,857)

Provision for income taxes	$1,561,882	$1,308,193

          The Company’s income tax expense differed from the statutory federal rate of 34 percent as follows:

	Years Ended December 31,

	2010	2009

Statutory rate applied to income before income taxes	$1,513,721	$398,821
Amounts not deductible for income tax purposes	38,086	96,923
State income taxes, net of federal income tax effect	49,939	62,429
Change in valuation allowance	—	768,324
Other	(39,864)	(18,304)

Income tax expense	$1,561,882	$1,308,193

          In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that, some portion of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

          As of December 31, 2010 and 2009, management could not determine based on weighing of objective evidence that it is more likely than not that all of the deferred tax asset with respect to stock compensation cost would be realized. As a result, as of December 31, 2010 and 2009, a valuation allowance of $768,324 was recorded to reduce that deferred tax asset to the amount that is more likely than not to be realized

NOTE H. STOCK-BASED COMPENSATION

Stock options

               2006 Equity Incentive Compensation Plan

          In December 2006, the Company adopted, and its shareholders approved and ratified, the 2006 Stock Option Plan (the “Plan”), the purpose of which is to attract and retain the personnel necessary for the Company’s success. The Plan gives the board of directors (the “Board”) the ability to provide incentives through grants of stock options, restricted stock awards and other types of equity-based incentive compensation awards to the Company’s key employees, consultants and directors (other than directors that are not compensated for their time by the Company or receive only a director’s fee). The Compensation Committee administers the Plan. Except as may otherwise be provided in the Plan, the Compensation Committee has complete authority and discretion to determine the terms of awards.

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

          In June 2007, the Company’s shareholders approved an additional 250,000 common shares issuable under the Plan. In August 2008 the Company’s shareholders approved an additional 500,000 common shares issuable under the Plan. A total of 2,000,000 shares of the Company’s common stock, representing 40% of the total number of shares issued and outstanding at December 31, 2010, are reserved for issuance under the Plan. If an award expires or terminates unexercised or is forfeited to the Company, or shares covered by an award are used to fully or partially pay the exercise price of an option granted under the Plan or shares are retained by the Company to satisfy tax withholding obligations in connection with an option exercise or the vesting of another award, those shares will become available for further awards under the Plan.

          At December 31, 2010, common shares reserved for future issuance include 2,000,000 shares issuable under the Plan, as well as 20,000 shares issuable outside the Plan and 300,000 shares issuable upon exercise of outstanding warrants described below. At December 31, 2010 there are 1,381,842 options outstanding under the Plan and 618,158 options are available for future grants.

               Valuation Assumptions

          The fair values of option awards granted under the Plan were estimated at the grant date using a Black-Scholes option pricing model with the following assumptions for the fiscal years ended December 31, 2010 and 2009:

	2010	2009

Weighted average assumptions used:
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.40%	3.87%
Expected volatility	80.81%	25.00%
Expected life (in years)	5	5
Weighted average grant date fair value	$2.24	$0.59

          Volatility for the year ended December 31, 2010 is computed using the volatility of the Company’s common stock since its IPO transaction in late 2006. Volatility for the year-ended December 31, 2009 was estimated using the historical volatility of the Dow Jones Small Cap Non-Durable Household Companies, which was representative of the Company’s size and industry. The expected term considers the contractual term of the option as well as expectations for exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

               Stock Incentive Plan Summary

          Stock option activity under the Plan for the years ended December 31, 2010 and 2009 was as follows:

	Number of Shares	Weighted Average Exercise Price

Options outstanding at January 1, 2009	1,336,114	$6.79
Granted	40,000	1.97
Canceled, forfeited or expired	(4,272)	7.00
Options outstanding at December 31, 2009	1,371,842	6.65
Granted	30,000	3.47
Exercised	(20,000)	1.97
Options outstanding at December 31, 2010	1,381,842	$6.65

UNIVERSAL POWER GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE H. STOCK-BASED COMPENSATION (CONTINUED)

               Stock Options Outstanding and Exercisable

          The following summarizes stock options outstanding under our 2006 Stock Option Plan at December 31, 2010:

Options Outstanding and Exercisable

Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)

$3.47	30,000	9.77
1.97	20,000	8.55
3.81	56,250	7.62
4.48	40,000	5.97
7.00	1,235,592	5.97

$1.97 - $7.00	1,381,842	6.16

          At December 31, 2010, the aggregate intrinsic value of options outstanding and exercisable was $41,000.

          At December 31, 2010, all outstanding options under the Plan were fully vested and exercisable with no remaining unrecognized compensation expense.

               Non-Employee Stock Options

          On March 21, 2007, the Company issued stock options to non-employees to purchase 20,000 shares of the Company’s common stock at an exercise price of $7.00 per share vesting over the next three years and expiring December 19, 2016. These stock options remain outstanding as of December 31, 2010.

               Warrants

          In connection with the IPO, the Company issued warrants to the underwriters to purchase 300,000 shares of the Company’s common stock at an exercise price of $ 8.40 per share. These warrants are exercisable at any time on or before December 19, 2011. All warrants remain outstanding as of December 31, 2010.

               Restricted Stock

          On June 25, 2007, Zunicom issued 645,133 shares of restricted stock to certain employees of UPG for past and future services. The Company is amortizing the fair value of these shares as compensation expense over the 48 month vesting period. During 2009, 227,229 of these shares were forfeited when the Chief Executive Officer terminated employment. 417,904 shares remain outstanding at December 31, 2010. Approximately $61,000 of compensation expense related to these shares was recorded during 2010 and 2009. There is approximately $31,000 of unrecorded expense remaining as of December 31, 2010 which will be recognized as compensation expense through July 2011.

NOTE I. CREDIT CONCENTRATIONS AND SIGNIFICANT CUSTOMERS

          Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

          Effective July 1, 2010, the FDIC’s insurance limits were permanently increased to $250,000. Pursuant to legislation evocated in 2010, the FDIC will fully insure all non-interest bearing accounts beginning December 31, 2010 through December 31, 2012, at all FDIC insured institutions. At December 31, 2009, the Company had cash and restricted cash accounts in excess of these limits.

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

          At December 31, 2010 and 2009, the Company had receivables due from ADT Security Services which comprised approximately 13% and 32%, respectively of total trade receivables. During the years ended December 31, 2010 and 2009, ADT Security Services accounted for 28% and 36%, respectively, of net sales. The loss of ADT Security Services would materially decrease the Company’s net sales.

          A significant portion of the Company’s inventory purchases are from two suppliers, representing 45% and 25% for the year ended December 31, 2010, and 33% and 40% for the year ended December 31, 2009, respectively. The Company purchased approximately 35% and 54%, of its inventory from domestic sources with the remainder purchased from international sources, predominately China, for the years ended December 31, 2010 and 2009, respectively. In addition, even though we purchase approximately 45% of our batteries from a single source, we believe that if that relationship were to terminate we would be able to re-source those products from other suppliers quickly, although our costs may be higher.

NOTE J. SETTLEMENT AGREEMENT

          In March 2009, in an effort to improve efficiencies within its sourcing channels, the Company entered into an agreement with its primary independent sourcing agent canceling its relationship with that agent. Under the agreement,

UNIVERSAL POWER GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE J. SETTLEMENT AGREEMENT (CONTINUED)

the Company agreed to pay its former sourcing agent a total of $2.565 million, including amounts owed with respect to purchases prior to the cancellation of the relationship, over a three-year period. The sourcing agent assigned to the Company all of the North American distribution rights on products manufactured by certain factories, including the Company’s primary battery supplier, and agreed to a three-year non-compete covenant. At December 31, 2010 and 2009, there was approximately $975,000 and $1,941,000, respectively, recorded as settlement accrual in the accompanying balance sheets that are due and payable to the agent pursuant to this agreement. The Company recorded the entire settlement amount as settlement expense during 2009 and an aggregate of $89,000 will be expensed as interest over the term of the agreement.

NOTE K. COMMITMENTS AND CONTINGENCIES

Licensing

          During 2009, the Company entered into a licensing agreement for the development and sale of automotive battery chargers and maintainers, automotive jump-starters and power inverters. During the term of the agreement, the Company will pay a royalty of a defined percentage on net sales of licensed products as defined in the agreement. The Company is subject to an annual minimum royalty guarantee (the “Royalty Guarantee”) for the last two twelve-month periods of the initial term (January 1, 2011 thru December 31, 2012) of $250,000 for each year and for an automatic renewal period of two years after the expiration of the initial term. The Royalty Guarantee shall be paid in equal parts, quarterly in the same manner as royalties due under the agreement. If the actual royalty for any calendar quarter is less than the Royalty Guarantee due for that quarter, the Company will make up the shortfall. For the years ended December 31, 2010 and 2009, there was approximately $33,000 and $0, respectively, incurred pursuant to this agreement.

Litigation

          The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company’s financial position, operating results, or cash flows. However, there can be no assurance that such legal proceedings will not have a material impact.

Operating Leases

          The Company leases certain office and warehouse facilities and various vehicles and equipment under non-cancelable operating leases, some with escalating payment and free rent clauses with various maturity dates through 2018. Minimum future payments on all leases for real and personal property as of December 31, 2010 are as follows:

Years Ending December 31,

2011	$988,048
2012	863,413
2013	227,318
2014	121,819
2015	104,106
Thereafter	249,600

$2,554,304

          Rent expense for the years ended December 31, 2010 and 2009 totaled approximately $1,063,000 and $1,025,000, respectively.

Employment Agreements and Arrangements

          The Company has an employment agreement (the “Agreement”) effective as of June 1, 2009 (the ‘Effective Date”), with Ian Edmonds, its President and Chief Executive Officer. The current employment term ends on May 31, 2015. However, beginning on June 1, of each year the term is automatically extended by an additional year unless either party provides at least 180 days prior written notice to the other of its election not to extend the term by another year. Under the Agreement, Mr. Edmonds earns a base salary of $250,000 per annum plus an annual cash bonus equal in amount to seven and one-half percent (7 1/2%) of the Company’s net income before provision for income taxes, as adjusted, provided it meets or exceed the annual targeted performance levels established by our Compensation Committee for each year. Mr. Edmonds is entitled to participate on the same basis as other senior executives in any of our benefit plans or programs available to them. In addition, the Agreement also provides, generally, that during the employment term and for the two-year period immediately following the end of such term, Mr. Edmonds shall not compete with us, solicit any of our employees for hire by an unaffiliated entity or knowingly release any of our confidential information, without the prior approval of our Board.

          On January 21, 2009, the Company entered into a Separation Agreement with Randy Hardin, its former chief executive officer, terminating his employment agreement. Under the Separation Agreement, the Company agreed to continue to pay Hardin his annual base salary and to reimburse him for the costs of his healthcare insurance coverage through January 21, 2011 (the “Restricted Period”) to the same extent it paid for such insurance immediately prior to the termination of his employment agreement. In consideration therefore, Hardin agreed that he would not during the Restricted Period (i) compete with the Company in any of its lines of business including the battery and related power accessory supply and distribution business and its third party logistics services business; (ii) solicit or hire any of its employees; or (iii) encourage any person or entity that has an existing business relationship with the Company to curtail or cancel its relationship with the Company. In addition, Hardin agreed not to disclose any of its confidential or proprietary information. The total cost

UNIVERSAL POWER GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE K. COMMITMENTS AND CONTINGENCIES (CONTINUED)

under the Separation Agreement to the Company, approximately $513,000, was recorded as an expense in the first quarter of 2009. At December 31, 2010, there was approximately $21,000 recorded as settlement expenses in the accompanying balance sheet that are due and payable pursuant to the Separation Agreement.

NOTE L. BUSINESS COMBINATION

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

NOTE M. EMPLOYEE BENEFIT PLAN

          The Company established and continues to maintain a 401(k) plan intended to qualify under sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. All employees who are at least 18 years of age are eligible to participate in the plan. There is no minimum service requirement to participate in the plan. Under the plan, an eligible employee can elect to defer from 1% to 85% of his salary. The Company may, at its sole discretion, contribute and allocate to plan participant’s account a percentage of the plan participant’s contribution. There were no Company contributions for the years ended December 31, 2010 and 2009.