Form 10-Q
period 2011-03-31
UNIVERSAL POWER GROUP INC.
filed 2011-05-11
CIK 1372000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
          Yes ☐     No ☑

          As of May 10, 2011, 5,020,000 shares of Common Stock were outstanding.

FORWARD-LOOKING STATEMENTS

          This report includes forward-looking statements as the term is defined in the Private Securities Litigation Reform Act of 1995 or by the U.S. Securities and Exchange Commission (“SEC”) in its rules, regulations and releases, regarding, among other things, all statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC (“Annual Report”) and elsewhere in this report. In addition, our past results of operations do not necessarily indicate our future results.

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

(i)

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

UNIVERSAL POWER GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2011	December 31, 2010

	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$120,333	$215,375
Accounts receivable:
Trade, net of allowance for doubtful accounts of $702,138 (unaudited) and $656,989	8,399,327	10,189,716
Other	47,257	25,607
Inventories – finished goods, net of allowance for obsolescence of $1,335,647 (unaudited) and $1,155,852	31,337,371	32,893,837
Current deferred tax asset	1,390,962	1,564,433
Income tax receivable	511,291	—
Prepaid expenses and other current assets	946,967	1,237,047

Total current assets	42,753,508	46,126,015

PROPERTY AND EQUIPMENT
Logistics and distribution systems	1,834,125	1,834,124
Machinery and equipment	991,261	991,260
Furniture and fixtures	467,632	467,632
Leasehold improvements	387,620	408,128
Vehicles	199,992	199,992

Total property and equipment	3,880,630	3,901,136
Less accumulated depreciation and amortization	(2,695,329)	(2,561,314)

Net property and equipment	1,185,301	1,339,822

OTHER ASSETS	127,851	127,018
NON-CURRENT DEFERRED TAX ASSET	31,786	17,784

TOTAL ASSETS	$44,098,446	$47,610,639

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2011	December 31, 2010

	(unaudited)

CURRENT LIABILITIES
Line of credit	$11,360,802	$16,323,528
Accounts payable	8,704,507	7,559,445
Income taxes payable	—	25,588
Accrued liabilities	563,623	456,418
Current portion of settlement accrual	716,822	733,540
Current portion of capital lease and note obligations	26,131	25,906
Current portion of deferred rent	33,661	52,672

Total current liabilities	21,405,546	25,177,097

LONG-TERM LIABILITIES
Settlement accrual, less current portion	60,566	241,490
Capital lease and note obligations, less current portion	18,564	25,183

Total long-term liabilities	79,130	266,673

TOTAL LIABILITIES	21,484,676	25,443,770

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, 50,000,000 shares authorized, 5,020,000 shares issued and outstanding	50,200	50,200
Additional paid-in capital	16,091,051	16,075,771
Retained earnings	6,607,804	6,205,127
Accumulated other comprehensive loss	(135,285)	(164,229)

Total shareholders’ equity	22,613,770	22,166,869

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$44,098,446	$47,610,639

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,

	2011	2010

Net sales	$21,586,641	$26,034,805
Cost of sales	17,278,190	21,601,838

Gross profit	4,308,451	4,432,967

Operating expenses	3,535,684	3,473,275

Operating income	772,767	959,692

Interest expense	(141,062)	(161,360)

Income before provision for income taxes	631,705	798,332
Provision for income taxes	(229,028)	(292,623)

Net income	$402,677	$505,709

Net income per share
Basic	$0.08	$0.10

Diluted	$0.08	$0.10

Weighted average shares outstanding
Basic	5,020,000	5,000,000

Diluted	5,046,381	5,017,740

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$402,677	$505,709
Items not requiring (providing) cash:
Depreciation and amortization	154,521	192,193
Provision for bad debts	45,000	83,531
Provision for obsolete inventory	180,000	210,000
Deferred income taxes	159,469	109,440
Gain on disposal of property	—	(2,000)
Stock-based compensation	15,280	15,805
Changes in operating assets and liabilities
Accounts receivable – trade	1,745,389	706,190
Accounts receivable – other	(21,650)	(981)
Inventories	1,376,466	1,916,596
Income taxes receivable/payable	(536,879)	30,430
Prepaid expenses and other current assets	289,247	(44,353)
Accounts payable	1,145,062	(3,423,445)
Accrued liabilities	136,149	427,733
Settlement accrual	(197,642)	(234,179)
Deferred rent	(19,011)	(22,967)

Net cash provided by operating activities	4,874,078	469,702

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	—	(19,826)
Proceeds from sales of equipment	—	2,000

Net cash used in investing activities	—	(17,826)

CASH FLOWS FROM FINANCING ACTIVITIES
Net activity on line of credit	(4,962,726)	2,038,290
Payments on capital lease and note obligations	(6,394)	(20,638)

Net cash provided by (used in) financing activities	(4,969,120)	2,017,652

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(95,042)	2,469,528
Cash and cash equivalents at beginning of period	215,375	2,059,475

Cash and cash equivalents at end of period	$120,333	$4,529,003

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$617,460	$150,110

Interest paid	$106,363	$15,627

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

          The condensed consolidated interim unaudited financial statements of Universal Power Group, Inc. (“UPG” or the “Company”) included in this quarterly report have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three-month period ended March 31, 2011 and 2010. The results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited condensed consolidated financial statements included in this filing should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 31, 2011. The condensed consolidated balance sheet of the Company as of December 31, 2010 has been derived from the audited consolidated balance sheet as of that date.

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

          Until December 20, 2006, the Company was a wholly owned consolidated subsidiary of Zunicom, Inc. (“Zunicom”), a Texas corporation, whose stock is quoted on the OTC Bulletin Board under the symbol “ZNCM.OB.” On December 20, 2006, the U.S. Securities and Exchange Commission declared effective a registration statement filed by the Company registering the sale of 3,000,000 shares of its common stock, including 1,000,000 shares owned by Zunicom (the “IPO”). As a result of the IPO, Zunicom’s interest in the Company was reduced to 40%. Although Zunicom owns less than a 50% interest in UPG, Zunicom continues to have significant influence over UPG.

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

NOTE C — STOCK-BASED COMPENSATION

          At March 31, 2011, common shares reserved for future issuance include 2,000,000 shares issuable under the 2006 Stock Option Plan, as amended, 20,000 shares issuable upon exercise of options not granted under the 2006 Stock Option Plan and 300,000 shares issuable upon exercise of outstanding warrants. At March 31, 2011, there were 1,381,842 options outstanding under the 2006 Stock Option Plan, and 618,158 options are available for future grants.

          There were no options granted during the three months ended March 31, 2011 or 2010.

          At March 31, 2011, the aggregate intrinsic value of options outstanding and exercisable was $85,250

          At March 31, 2011, all outstanding options under the 2006 Stock Option Plan were fully vested with no remaining unrecognized compensation expense.

          On June 25, 2007, Zunicom issued 645,133 shares of restricted stock to certain employees of UPG for past and future services. These shares may not be sold, conveyed, transferred, pledged, encumbered or otherwise disposed of prior to the earlier of June 25, 2011 or date on which the employee’s employment is terminated by UPG, whichever occurs first. The Company is amortizing the fair value of these shares as compensation expense over the 48 month vesting period. In January 2009, 227,229 of these shares were forfeited when the Chief Executive Officer resigned as an officer and director of the Company. Accordingly, 417,904 restricted shares remain outstanding at March 31, 2011. Approximately $15,000 of compensation expense related to these shares was recorded during each of the three month periods ended March 31, 2011 and 2010. There is approximately $15,000 of unvested expense remaining as of March 31, 2011 that will be recognized as compensation expense through July 2011.

          On March 21, 2007, the Company issued stock options to non-employees to purchase 20,000 shares of the Company’s common stock at an exercise price of $7.00 per share vesting over three years and expiring December 19, 2016. These stock options remain outstanding as of March 31, 2011.

UNIVERSAL POWER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

          For the three month period ended March 31, 2011, the dilutive effect of 146,250 stock options is included in the calculation and 1,255,592 stock options and 300,000 warrants are excluded from the calculation as they are antidilutive. For the three month period ended March 31, 2010, the dilutive effect of 40,000 stock options is included in the calculation and 1,354,842 stock options and 300,000 warrants are excluded from the calculation as they are antidilutive.

NOTE E — LINE OF CREDIT

          On December 16, 2009, the Company entered into a credit agreement with Wells Fargo under which the Company may borrow up to $30.0 million, or up to $40.0 million if it can satisfy certain defined criteria, on a revolving basis (the “Credit Agreement”). All borrowings under the Credit Agreement are secured by a first lien on all of the Company’s assets. The Company’s ability to draw on the credit line is limited to an amount equal to 80% of “eligible accounts receivable” and 80% of “eligible inventory” as defined in the Credit Agreement. In connection with each drawn down, the Company has an option to choose either a “Base Rate” or “Eurodollar” loan. Interest on Base Rate Loans is payable quarterly and interest on Eurodollar Loans is generally payable monthly or quarterly as selected by the Company. The annual rate of interest payable on Base Rate and Eurodollar loans fluctuate depending upon a number of factors, all as described in the Credit Agreement. The Agreement terminates on July 30, 2013.

          The Credit Agreement contains customary negative covenants restricting the Company’s ability to take certain actions without Wells Fargo’s consent, including incurring additional indebtedness, transferring or encumbering assets, paying dividends or making certain other payments, and acquiring other businesses. If there is an “event of default”, including failure to pay, bankruptcy, breach of covenants and breach of representations and warranties, all amounts outstanding under the Credit Agreement will become immediately due and payable. In addition, the Company must maintain certain financial covenants on a quarterly basis.

          At March 31, 2011, approximately $11.4 million was outstanding under the Credit Agreement out of a maximum availability of approximately $18.1 million based on the borrowing formula. The interest rate on the outstanding balance was 2.56%.

          Interest Rate Swap

          In connection with the Credit Agreement, the Company terminated an Interest Swap Agreement (“ISA”) it had with its previous lender and, consequently, discontinued hedge accounting as of December 16, 2009. The Company continues to incur interest expense commensurate with its original, hedged risk, and there is currently no indication that interest payments on the hedged transaction would not continue. Therefore, the realized losses related to the ISA will not be recognized immediately and will remain in accumulated other comprehensive income (loss). These losses are reclassified into interest expense over the original contractual term of the ISA starting as of December 16, 2009 through July 5, 2012.

NOTE F — CONCENTRATIONS

          At March 31, 2011 and 2010, the Company had receivables due from ADT Security Services, Inc. (“ADT”) in the amount of approximately $0.3 million and $3.4 million, respectively. During the three months ended March 31, 2011 and 2010, ADT accounted for 21% and 36%, respectively, of net sales. A termination by ADT of its relationship with the Company, or even a significant reduction in the level of business it does with the Company, could have a material adverse impact on the Company’s operating results and financial condition. This customer concentration could also adversely affect the market price of our stock.

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

NOTE H — INCOME TAXES

          The Company files income tax returns in the U.S. federal jurisdiction and various states. With a few exceptions, the Company is no longer subject to U.S. state and local income tax examinations by tax authorities for years before 2007.

          The Company recorded income tax expense on continuing operations of approximately $0.2 million and $0.3 million for each of the three-month period ended March 31, 2011 and 2010, respectively. The Company’s effective tax rate was

UNIVERSAL POWER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

36.3% and 36.8% for the three-month period ended March 31, 2011 and 2010, respectively. The taxes were higher than the statutory rate of 34% primarily as a result of state taxes.

NOTE I — SEGMENT AND GEOGRAPHIC INFORMATION

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

NOTE J — SUBSEQUENT EVENT – ACQUISITION OF PROGRESSIVE TECHNOLOGIES, INC.

          On April 20, 2011 (the “Closing Date”), the Company completed an acquisition of substantially all of the business assets of Progressive Technologies, Inc. (PTI), a North Carolina company that designs and builds custom battery packs. The acquisition consideration totaled $3.3 million, including $1.9 million in cash, $1.0 million in notes payable to PTI, and the assumption of $0.4 million in notes payable to third parties. The acquisition will be accounted for using the acquisition method of accounting, under which the aggregate purchase price (including liabilities assumed) is allocated to tangible and identifiable intangible assets acquired based on their fair values at the Closing Date. The excess of the purchase price over those fair values will be recorded as goodwill. PTI’s expertise in lithium-ion battery packs among other chemistries, further enhances the Company’s product and service offerings. In addition, PTI’s products will strengthen the Company’s position in the medical field and other market segments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. See “Forward-Looking Statements” following the Table of Contents of this Form 10-Q. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

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

          The demand for batteries and related power accessories is impacted by consumer preferences, technological developments, fuel costs, which impact manufacturing and shipping, the cost of lead and copper, the two principal raw materials used to manufacture batteries, and general economic conditions. We believe that technological change drives growth as new product introductions accelerate sales and provide us with new opportunities. At the same time, battery chemistries are also evolving due to changes in consumer demands and preferences that are driven, in part, by environmental and safety concerns and the need for greater density power and longer life. Therefore, we continue to stay current regarding advances and changes in battery technology.

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

Operations Overview

          Tyco International’s acquisition of Broadview Security, our largest customer, and its integration into ADT Security Services continue to impact our business. We continue to work closely with ADT Security Services and its authorized dealers to maintain the level of quality and service they have come to expect from UPG. In addition, we continue to focus on expanding and growing our core distribution business. Despite a decrease in sales to ADT Security Services and its authorized dealers, which was the primary contributor to our lower consolidated net sales, and price volatility in the commodities market, particularly lead and copper, which are the two primary raw materials used in our products, and oil which is a major factor in shipping costs, our gross profit margins for the first quarter of 2011 were higher than our gross profit margins in the corresponding 2010 period.

          We continue to focus on executing upon our long-term strategic plan to penetrate new markets, develop new higher-margin products and diversifying to minimize our exposure to the broader economic trends. In addition, we believe that our financial condition continues to improve as we continue to execute on our strategy to reduce the level of our inventory and accounts receivable. Although these decreases were offset in part by an increase in our accounts payable by approximately $1.2 million and a decrease in our cash position, our strong operating results and operating cash flow enabled us to reduce the outstanding balance on our credit facility by almost $5.0 million and increase shareholders’ equity by $0.45 million.

          In April 2011 we acquired substantially all of the business assets of Progressive Technologies, Inc., based in North Carolina, which specializes in assembling lithium-ion battery packs. The acquisition expands our battery solutions offerings and adds technical capabilities to grow the business in new markets including computers, camcorders, tools, medical equipment, military applications, metering, mining and handheld communications equipment. PTI also holds several ISO certifications required by medical and other specialized battery pack buyers. We believe that these synergies will result in opportunities to further grow business.

Results of Operations

          The following table compares our statement of operations data for the three months ended March 31, 2011 and 2010. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the nature of revenues (sales of batteries and other power accessory products versus logistics or value added services) and the relative mix of products sold (batteries versus other power supply products), which can vary from quarter to quarter, as well as the state of the general economy. In addition, our operating results in future periods may also be affected by acquisitions.

	Three months ended March 31,

	2011		2010

	Amount	Percentage	Amount	Percentage

		(dollars in thousands)
Net sales	$21,587	100.0%	$26,035	100.0%
Cost of sales	17,278	80.0%	21,602	83.0%

Gross profit	4,309	20.0%	4,433	17.0%
Operating expenses	3,536	16.4%	3,473	13.3%

Operating income	773	3.6%	960	3.7%
Interest expense, net	(141)	(0.6%)	(161)	(0.6%)

Income before provision for income taxes	632	3.0%	798	3.1%
Provision for income taxes	(229)	(1.1%)	(293)	(1.1%)

Net income	$403	1.9%	$506	2.0%

Comparison of the three months ended March 31, 2011 and 2010

          Net sales

          Consolidated net sales for the three month period ended March 31, 2011 was $21.6 million compared to $26.0 million for 2010, a decrease of $4.4 million or 17.1%. Net sales to customers other than ADT and its authorized dealers increased to $16.8 million in the 2011 period from $15.0 million in 2010 period. Net sales to ADT and its authorized dealers, our largest customer, were $4.7 million in the 2011 period compared to $11.0 million in the 2010 period, a decrease of approximately 57.1%. We believe this decrease reflects the integration of Broadview Security, our largest customer, which was acquired by Tyco International in May 2010, with and into ADT Security Systems.

          Cost of sales

          Cost of sales is comprised of the base product cost, freight, duty and servicing fees where applicable. Cost of sales totaled $17.3 million for the three month period ended March 31, 2011 compared to $21.6 million in the comparable 2010 period, a decrease of $4.3 million, or 20%. Cost of sales as a percentage of sales decreased to 80% in the 2011 period from 83% for 2010. This cost decrease was attributable to improved efficiencies across our supply chain, and a decrease in sales to ADT and its authorized dealers which carry lower margins. Our overall gross margin for the three month period ended March 31, 2011, was approximately 20% compared to a gross margin of 17% for the comparable period in 2010.

          Operating expenses

          Operating expenses for the three month period ended March 31, 2011 increased by approximately $62,000, or 1.8%, compared 2010. The increase in operating expenses is attributable to an increase of $103,000 in personnel costs, $57,000 in insurance costs, $37,000 in professional fees and $32,000 in marketing expenses, offset by a decrease of $62,000 in travel and entertainment expenses, $39,000 in bad debt expense, $35,000 in facilities and $31,000 in various operational expenses.

          Operating income

          Operating income for the three month period ended March 31, 2011 was approximately $0.8 million compared to $1.0 million in the corresponding 2010 period.

          Interest expense

          Interest expense totaled approximately $141,000 for the three month period ended March 31, 2011 compared to $161,000 for the corresponding 2010 period, a decrease of approximately $20,000. The average outstanding loan balance on the line of credit for the 2011 and 2010 periods was $11.6 million and $15.8 million, respectively, with a weighted average interest rate of 2.56% on all 2011 borrowings and a weighted average interest rate of 2.75% on 2010 borrowings.

          Income before provision for income taxes

          Pre-tax income for the three month period ended March 31, 2011 was approximately $0.6 million compared to pre-tax income of approximately $0.8 million in the corresponding 2010 period.

          Income taxes

          We recorded an income tax expense on continuing operations of approximately $0.2 million and $0.3 million for each of the three-month period ended March 31, 2011 and 2010, respectively. Our effective tax rate was 36.3% and 36.8% for the three-month period ended March 31, 2011 and 2010, respectively. The rates reflect federal as well as state taxes.

          Liquidity

          We had cash and cash equivalents of approximately $0.1 million and $0.2 million at March 31, 2011 and December 31, 2010, respectively

          On December 16, 2009, we entered into a credit agreement with Wells Fargo to provide us with a new revolving credit facility. The credit agreement provides that we may borrow up to $30.0 million, with the possibility that we can increase the line to $40.0 million if we can satisfy certain defined criteria. All of our assets secure our obligations under the credit agreement. Our borrowing availability is limited to 80% of “eligible accounts receivable” and 80% of “eligible inventory” as those terms are defined in the credit agreement. For each borrowing, we have the option to choose a “Base Rate” or “Eurodollar” loan. Interest on Base Rate Loans is payable quarterly and interest on Eurodollar Loans is generally payable monthly or quarterly at our option. The annual rate of interest payable on Base Rate and Eurodollar loans fluctuate depending upon a number of factors, all as described in the credit agreement. The Agreement terminates on July 30, 2013.

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

          At March 31, 2011, approximately $11.4 million was outstanding under the credit facility out of a maximum availability of approximately $18.1 million based on the borrowing formula in the credit agreement. At March 31, 2011, the interest rate on all amounts outstanding under the credit agreement was 2.56%.

          For the three-month period ended March 31, 2011, net cash provided by operating activities was approximately $4.9 million compared to $0.5 million provided by operating activities for the three month period ended March 31, 2010. The net cash provided by operating activities for 2011 reflects net income of $0.4 million, decreases in inventories and accounts receivable trade of $1.4 million and $1.8 million, respectively, and an increase in accounts payable and accrued liabilities of $1.3 million, partially offset by an increase in income tax receivable of $0.5 million. The increase in cash provided by operating activities was primarily due to changes in working capital usage, specifically increased payments for inventory in 2010 and improved collection of trade receivables in 2011.

          Cash used in investing activities for the three month period ended March 31, 2011 was $0 compared to $18,000 for the corresponding period in 2010. The decrease in cash used in investing activities is due to purchases of property and equipment in 2010.

          Net cash used in financing activities for the three month period ended March 31, 2011 was approximately $5.0 million as compared to $2.0 million provided by financing activities for the corresponding period in 2010. The increase in cash used for financing activities was primarily due to debt repayments on our line of credit.

          On April 20, 2011, we acquired substantially all of the business assets of Progressive Technologies, Inc. (PTI), a North Carolina company that designs and builds custom battery packs. The acquisition consideration totaled $3.3 million, including $1.9 million in cash, $1.0 million in notes payable to PTI, and the assumption of $0.4 million in notes payable to third parties. The acquisition will be accounted for using the acquisition method of accounting, under which the aggregate purchase price (including liabilities assumed) is allocated to tangible and identifiable intangible assets acquired based on their fair values at the closing date. The excess of the purchase over those fair values will be recorded as goodwill.

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

PART II — OTHER INFORMATION

Item 6. Exhibits

The following exhibits are furnished as part of this report or incorporated herein as indicated

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Formation (including Amended and Restated Articles of
Incorporation) (1)
3(ii)	Amended and Restated Bylaws (1)
4.1	Specimen stock certificate (1)
4.2	Form of representatives’ warrant (1)
10.1(a)**	Form of 2006 Stock Option Plan (1)
10.1(b)	Form of Stock Option Agreement (1)
10.1(c)**	Amendment to the 2006 Stock Option Plan (6)
10.2	Separation Agreement between UPG and Randy Hardin (2)
10.3**	Form of Ian Edmonds Employment Agreement (7)
10.7	Real Property Lease for 1720 Hayden Drive, Carrollton, Texas (1)
10.8	Real Property Lease for 11605-B North Santa Fe, Oklahoma City, Oklahoma (1)
10.9	Real Property Lease for Las Vegas, Nevada (1)
10.10	Real Property Lease for Atlanta, GA (9)
10.11	Termination Agreement with Stan Battat d/b/a Import Consultants (3)
10.12	Third Party Logistics & Purchase Agreement, dated as of November 3, 2008, with Brinks Home Security, Inc., (currently ADT Security Services (formerly Broadview Security), Inc.) (4)
10.13	Credit Agreement with Wells Fargo Bank, National Association (8)
10.14	Security Agreement with Wells Fargo Bank, National Association (8)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
**	Management Contract, compensatory plan or arrangement.
(1)	Incorporated by reference to the Exhibit with the same number to our Registration Statement on Form S-1 (SEC File No. 333-137265) effective as of December 20, 2006.
(2)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 23, 2009.
(3)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 17, 2009.
(4)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2008.
(5)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 25, 2008.
(6)	Incorporated by reference to Exhibit 10.1(c) to our Annual Report on Form 10-K for the year ended December 31, 2008.
(7)	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009.
(8)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 23, 2009.
(9)	Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2010.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Power Group, Inc.

Date: May 11, 2011	/s/Ian Edmonds

Ian Edmonds
President and Chief Executive Officer
(Principal Executive Officer)

/s/Ian Edmonds

Ian Edmonds
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)