Form 10-Q
period 2011-06-30
UNIVERSAL POWER GROUP INC.
filed 2011-08-15
CIK 1372000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
          Yes ☐          No ☑

          As of August 12, 2011, 5,020,000 shares of Common Stock were outstanding.

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

(i)

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

UNIVERSAL POWER GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2011	December 31, 2010

	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$311,922	$215,375
Accounts receivable:
Trade, net of allowance for doubtful accounts of $642,801 (unaudited) and $656,989	12,290,863	10,189,716
Other	27,866	25,607
Inventories – finished goods, net of allowance for obsolescence of $1,515,647 (unaudited) and $1,155,852	29,421,058	32,893,837
Current deferred tax asset	1,460,033	1,564,433
Income tax receivable	617,032	—
Prepaid expenses and other current assets	1,291,126	1,237,047

Total current assets	45,419,900	46,126,015

PROPERTY AND EQUIPMENT
Logistics and distribution systems	1,834,125	1,834,124
Machinery and equipment	1,035,780	991,260
Furniture and fixtures	512,310	467,632
Leasehold improvements	388,586	408,128
Vehicles	171,492	199,992

Total property and equipment	3,942,293	3,901,136
Less accumulated depreciation and amortization	(2,826,199)	(2,561,314)

Net property and equipment	1,116,094	1,339,822

GOODWILL	1,386,988	—
INTANGIBLES, net	684,416	—
OTHER ASSETS	127,651	127,018
NON-CURRENT DEFERRED TAX ASSET	54,056	17,784

TOTAL ASSETS	$48,789,105	$47,610,639

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2011	December 31, 2010

	(unaudited)
CURRENT LIABILITIES
Line of credit	$16,068,126	$16,323,528
Accounts payable	7,836,936	7,559,445
Income taxes payable	23,119	25,588
Accrued liabilities	710,368	456,418
Current portion of settlement accrual	599,895	733,540
Current portion of capital lease and note obligations	487,921	25,906
Current portion of deferred rent	8,759	52,672

Total current liabilities	25,735,124	25,177,097

LONG-TERM LIABILITIES
Settlement accrual, less current portion	—	241,490
Capital lease and note obligations, less current portion	286,834	25,183

Total long-term liabilities	286,834	266,673

TOTAL LIABILITIES	26,021,958	25,443,770

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, 50,000,000 shares authorized, 5,020,000 shares issued and outstanding	50,200	50,200
Additional paid-in capital	16,089,929	16,075,771
Retained earnings	6,733,358	6,205,127
Accumulated other comprehensive loss	(106,340)	(164,229)

Total shareholders’ equity	22,767,147	22,166,869

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,789,105	$47,610,639

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Net sales	$21,665,287	$28,393,923	$43,251,928	$54,428,718
Cost of sales	17,275,315	23,333,195	34,553,505	44,935,023

Gross profit	4,389,972	5,060,728	8,698,423	9,493,695

Operating expenses	3,992,061	3,657,219	7,527,745	7,130,494

Operating income	397,911	1,403,509	1,170,678	2,363,201

Interest expense	(150,798)	(236,936)	(291,860)	(398,296)

Income before provision for income taxes	247,113	1,166,573	878,818	1,964,905
Provision for income taxes	(121,559)	(323,044)	(350,587)	(615,667)

Net income	$125,554	$843,529	$528,231	$1,349,238

Net income per share
Basic	$0.03	$0.17	$0.11	$0.27
Diluted	$0.02	$0.17	$0.10	$0.27
Weighted average shares outstanding
Basic	5,020,000	5,000,000	5,020,000	5,000,000
Diluted	5,029,463	5,008,976	5,037,020	5,008,976

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$528,231	$1,349,238
Items not requiring (providing) cash, net of effect of acquisition:
Depreciation and amortization	374,586	381,965
Provision for bad debts	93,753	168,341
Provision for obsolete inventory	360,000	420,000
Deferred income taxes	68,128	49,718
Gain on disposal of property	(1,500)	(2,000)
Stock-based compensation	14,158	31,610
Changes in operating assets and liabilities
Accounts receivable – trade	(1,553,933)	(983,304)
Accounts receivable – other	(1,348)	(278,541)
Inventories	3,745,623	3,387,683
Income taxes receivable/payable	(642,620)	(698,654)
Prepaid expenses and other assets	(32,058)	(20,818)
Accounts payable	(40,181)	(1,629,551)
Accrued liabilities	334,958	497,429
Settlement accrual	(375,135)	(479,709)
Deferred rent	(43,913)	(45,933)

Net cash provided by operating activities	2,828,750	2,147,474

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash paid in Progressive Technologies, Inc. acquisition	(2,267,601)	—
Purchases of property and equipment	—	(34,889)
Proceeds from sales of equipment	1,500	2,000

Net cash used in investing activities	(2,266,101)	(32,889)

CASH FLOWS FROM FINANCING ACTIVITIES
Net activity on line of credit	(255,402)	(3,484,595)
Payments on capital lease and note obligations	(210,700)	(27,188)

Net cash used in financing activities	(466,102)	(3,511,783)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	96,547	(1,397,198)
Cash and cash equivalents at beginning of period	215,375	2,059,475

Cash and cash equivalents at end of period	$311,922	$662,277

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$954,383	$1,579,341

Interest paid	$225,128	$197,061

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

          In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three and six-month periods ended June 30, 2011 and 2010. The results for the three and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited condensed consolidated financial statements included in this filing should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 31, 2011. The condensed consolidated balance sheet of the Company as of December 31, 2010 has been derived from the audited consolidated balance sheet as of that date.

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

          On April 20, 2011, the Company completed an acquisition of substantially all of the business assets of Progressive Technologies, Inc. (“PTI”), a North Carolina company that designs and builds custom battery packs. The acquisition consideration totaled approximately $3.3 million (See Note J). PTI’s expertise in lithium-ion battery packs, among other chemistries, further enhances the Company’s product and service offerings. In addition, PTI’s products will strengthen the Company’s position in the medical field and other market segments.

NOTE C — STOCK-BASED COMPENSATION

          At June 30, 2011, common shares reserved for future issuance include 2,000,000 shares issuable under the 2006 Stock Option Plan, as amended, 20,000 shares issuable upon exercise of options not granted under the 2006 Stock Option Plan and 300,000 shares issuable upon exercise of outstanding warrants. At June 30, 2011, there were 1,381,842 options outstanding under the 2006 Stock Option Plan, and 618,158 options are available for future grants.

          There were no options granted during the six months ended June 30, 2011 or 2010.

          At June 30, 2011, the aggregate intrinsic value of options outstanding and exercisable was $22,600.

          At June 30, 2011, all outstanding options under the 2006 Stock Option Plan were fully vested with no remaining unrecognized compensation expense.

          On June 25, 2007, Zunicom issued an aggregate of 645,133 shares of restricted stock to certain employees of UPG for past and future services. Under the terms of the grant, these shares could not be sold, conveyed, transferred, pledged, encumbered or otherwise disposed of prior to the earlier of June 25, 2011 or the date on which the employee’s employment is terminated by UPG, whichever occurred first. In January 2009, 227,229 of these shares were forfeited when the company’s then chief executive officer resigned. In May 2011, another 19,760 shares were forfeited by employees who voluntarily terminated their employment with the Company. The Company amortized the fair value of these shares as compensation expense over the 48-month vesting period. Approximately $29,000 and $30,000 of compensation expense related to these shares was recorded during the six month periods ended June 30, 2011 and 2010 respectively.

UNIVERSAL POWER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          On June 24, 2011, Zunicom issued an additional 99,538 restricted shares of its common stock to the same Company employees who received the grant in June 2007 and who were still employed by the Company. As a condition to this grant, the grantees agreed to extend the restricted period on the shares issued in June 2007 for an additional three years. As a result, all 497,683 shares will vest on June 24, 2014. The fair value of the shares issued on June 24, 2011 at the issue date was approximately $34,000. UPG is amortizing the fair value as compensation expense over the 36 month vesting period in accordance with EITF Issue No. 00-12 “Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee” and FASB 123(R) “Share-Based Payment”. At June 30, 2011, there is approximately $39,000 of remaining unrecognized compensation expenses with respect to the June 2011 restricted stock grant and $0 of unrecognized compensation expense with respect to the June 2007 restricted stock grant.

          On March 21, 2007, the Company issued stock options to non-employees to purchase 20,000 shares of the Company’s common stock at an exercise price of $7.00 per share vesting over three years and expiring December 19, 2016. These stock options remain outstanding as of June 30, 2011.

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

          For the three month period ended June 30, 2011, the dilutive effect of 50,000 stock options is included in the calculation and 1,351,842 stock options and 300,000 warrants are excluded from the calculation as they are antidilutive. For the six month period ended June 30, 2011, the dilutive effect of 106,250 stock options is included in the calculation and 1,295,592 stock options and 300,000 warrants are excluded from the calculation as they are antidilutive.

          For the three and six month period ended June 30, 2010, the dilutive effect of 40,000 stock options is included in the calculation and 1,354,842 stock options and 300,000 warrants are excluded from the calculation as they are antidilutive.

NOTE E — LINE OF CREDIT

          On December 16, 2009, the Company entered into a credit agreement with Wells Fargo under which the Company may borrow up to $30.0 million, or up to $40.0 million if it can satisfy certain defined criteria, on a revolving basis (the “Credit Agreement”). All borrowings under the Credit Agreement are secured by a first lien on all of the Company’s assets. The Company’s ability to draw on the credit line is limited to an amount equal to 80% of “eligible accounts receivable” and 80% of “eligible inventory” as defined in the Credit Agreement. In connection with each draw down, the Company has an option to choose either a “Base Rate” or “Eurodollar” loan. Interest on Base Rate Loans is payable quarterly and interest on Eurodollar Loans is generally payable monthly or quarterly as selected by the Company. The annual rate of interest payable on Base Rate and Eurodollar loans fluctuate depending upon a number of factors, all as described in the Credit Agreement. The Agreement terminates on July 30, 2013.

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

          At June 30, 2011, approximately $16.1 million was outstanding under the Credit Agreement out of a maximum availability of approximately $21.0 million based on the borrowing formula. The interest rate on the outstanding balance was 2.44% at June 30, 2011.

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

NOTE F — CONCENTRATIONS

          At June 30, 2011 and 2010, the Company had receivables due from ADT Security Services, Inc. (“ADT”) in the amount of approximately $1.6 million and $3.1 million, respectively. For the three months ended June 30, 2011 and 2010, ADT accounted for 6% and 32%, respectively, of net sales and for the six months ended June 30, 2011 and 2010 it accounted for 14% and 34%, respectively, of net sales.

UNIVERSAL POWER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE G — LEGAL PROCEEDINGS

          The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company’s financial position, operating results, or cash flows. However, there can be no assurance that such legal proceedings will not have a material impact. See Note K – Subsequent Event below.

NOTE H — INCOME TAXES

          The Company files income tax returns in the U.S. federal jurisdiction and various states. With a few exceptions, the Company is no longer subject to U.S. state and local income tax examinations by tax authorities for years before 2007.

          The Company recorded income tax expense of approximately $0.1 million and $0.3 million for each of the three-month periods ended June 30, 2011 and 2010, respectively. The Company’s effective tax rate was 48.9% for the second quarter of 2011 due to items permanently not deductible for income tax reporting purposes and state income taxes. The income tax expenses for the six-month periods ended June 30, 2011 and 2010 was $0.4 million and $0.6 million, respectively. The Company’s effective tax rate was 39.8% for the six months ended June, 30 2011 due to items permanently not deductible for income tax reporting purposes and state income taxes.

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

NOTE J — BUSINESS COMBINATION

          In April 2011, the Company completed the acquisition of substantially all of the business assets of PTI for approximately $3.3 million, including $2.3 million in cash and $1.0 million in notes payable to third parties. PTI, which is based in Pilot Mountain, North Carolina, is an assembler and distributor of battery packs. As a result of the acquisition, the Company will have an opportunity to increase its battery pack sales. During the six months ended June 30, 2011, the Company incurred approximately $0.1 million of third-party acquisition-related costs. The expenses are included in operating expenses in the Company’s consolidated statement of operations for the six months period ended June 30, 2011. The acquisition was accounted for using the acquisition method of accounting, under which the aggregate purchase price (including liabilities assumed of $0.3 million) is allocated to tangible and identifiable intangible assets acquired based on their fair values. The excess of the purchase price over those fair values has been recorded as goodwill. The fair values of assets acquired are as follows: receivables of $0.6 million, inventory of $0.6 million, prepaid expenses and other of $0.1 million, property and equipment of $0.1 million, intangible assets of $0.7 million. The excess of the purchase consideration over the net fair value of assets acquired resulted in goodwill of $1.4 million. The goodwill of $1.4 million arising from the acquisition consists largely of the economies of scale expected from combining the operations of the Company and PTI. All of the goodwill was assigned to the sole reporting unit of the Company. The goodwill is expected to be deductible for income tax purposes.

NOTE K – SUBSEQUENT EVENT

          On August 8, 2011, the Company filed a lawsuit styled Universal Power Group, Inc. v. Randy T. Hardin, Steven W. Crow, and Bright Way Group, LLC, Cause No. 11-09787, in the 101st Texas state district court in Dallas County. Mr. Hardin is the Company’s former President and Chief Executive Officer and Mr. Crow is the Company’s former Vice President of Product Development and Retail Chain Sales. The lawsuit alleges, among other things, violations of certain non-competition and non-solicitation obligations to the Company, and misappropriation and misuse of certain confidential and proprietary information that belongs exclusively to the Company. In addition to monetary damages, the Company is seeking temporary and permanent injunctive relief as a result of these alleged violations. The lawsuit also seeks to recover the portion of Mr. Hardin’s 2008 incentive bonus that the Company conditionally paid under his employment agreement.

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

Operations Overview

          Price volatility in the commodities market, particularly lead and copper, which are the two primary raw materials used in our products, and oil which is a major factor in shipping costs, impact our margins as we are not always able to pass on the same increases to our customers immediately.

          Changes resulting from Tyco International’s acquisition of Broadview Security and its integration into ADT Security Services (“ADT”) continue to impact our business. We continue to work closely with ADT and its authorized dealers to maintain the level of quality and service they have come to expect from UPG. However, despite these efforts, net sales to ADT and authorized dealers continue to decline to the point where it only accounted for 6.9% of our total net sales in the second quarter of 2011. In comparison, net sales to ADT and authorized dealers in the second quarter of 2010 represented 37.7% of total net sales. The decline in net sales to ADT in the second quarter of 2011 compared to the second quarter of 2010, $9.2 million, was greater than the decline in our total net sales between the two periods, $6.7 million. Fortunately, we were able to offset a portion of the lost net sales from ADT with increased net sales to other customers. We continue to focus on executing upon our long-term strategic plan to penetrate new markets, develop new higher-margin products and diversifying to minimize our exposure to customer concentration and the vicissitudes of the broader economy.

          The acquisition of Progressive Technologies, Inc. (“PTI”) is indicative of this strategy. PTI is a lithium-ion battery pack assembler and distributer; and holds several ISO certifications required by medical and other specialized purchasers of battery packs. As a result, the acquisition of PTI expands our product and service offerings, adds to our technical capabilities and enables us to penetrate new markets such as medical, military, metering, mining, hobby, handheld communications and OEM applications.

          In May 2011, the government of the People’s Republic of China implemented a broad based inspection program for manufacturing facilities dealing with hazardous materials including lead. These efforts came in response to a number of incidents involving the release of hazardous materials into the environment, resulting in contamination of water supplies and harm to the local population. Chinese government authorities have been particularly focused on lead acid battery manufacturers given the potential for lead poisoning resulting from the methods used by manufacturing and recycling plants to treat waste product, including its potential release into the environment. The Ministry of Environmental Protection in China has been inspecting these manufacturing plants and has closed a significant number of facilities due to their production practices and poor technical standards as well as their proximity to large population centers. These recent closures have impacted production of lead acid batteries in China and could cause delays or disruption in the supply of batteries to the United States and other global markets. To date, we have not been adversely impacted by these disclosures because of our stock of inventory. However, we may see a delay in product shipments from a number of China-based factories in the third quarter, which may continue until the current situation is resolved.

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

Results of Operations

          The following table compares our statement of operations data for the three and six month periods ended June 30, 2011 and 2010. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the nature of revenues and the relative mix of products sold), which can vary from quarter to quarter, as well as the state of the general economy. In addition, our operating results in future periods may also be affected by acquisitions.

	Three months ended June 30,				Six months ended June 30,

	2011		2010		2011		2010

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)
Net sales	$21,665	100.0%	$28,394	100.0%	$43,252	100.0%	$54,429	100.0%
Cost of sales	17,275	79.7%	23,333	82.2%	34,554	79.9%	44,935	82.6%

Gross profit	4,390	20.3%	5,061	17.8%	8,698	20.1%	9,494	17.4%
Operating expenses	3,992	18.4%	3,657	12.9%	7,528	17.4%	7,131	13.1%

Operating income	398	1.8%	1,404	4.9%	1,170	2.7%	2,363	4.3%
Interest expense	(151)	(0.7%)	(237)	(0.8%)	(291)	(0.7%)	(398)	(0.7%)

Income before provision for income taxes	247	1.1%	1,167	4.1%	879	2.0%	1,965	3.6%
Provision for income taxes	(121)	(0.6%)	(323)	(1.1%)	(351)	(0.8%)	(616)	(1.1%)

Net income	$126	0.6%	$844	3.0%	$528	1.2%	$1,349	2.5%

Comparison of the three months ended June 30, 2011 and 2010

          Net sales

          Consolidated net sales for the three month period ended June 30, 2011 was $21.7 million compared to $28.4 million for same period in 2010, a decrease of $6.7 million or 23.7%. Net sales to customers other than ADT and its authorized dealers increased to $20.2 million in the 2011 period from $17.7 million in the same 2010 period. Net sales to ADT and its authorized dealers were $1.5 million in the 2011 period compared to $10.7 million in the same 2010 period, a decrease of approximately 86.1%.

          Cost of sales

          Cost of sales is comprised of the base product cost, freight, duty and servicing fees where applicable. Cost of sales totaled $17.3 million for the three-month period ended June 30, 2011 compared to $23.3 million in the comparable 2010 period, a decrease of $6.1 million, or 26.0%. Cost of sales as a percentage of sales decreased to 79.7% in the 2011 three-month period from 82.2% in 2010. This increase in gross profit margin is primarily attributable to a decrease in sales to ADT and its authorized dealers, which have lower margins.

          Operating expenses

          Operating expenses for the three-month period ended June 30, 2011 increased by approximately $0.3 million, or 9.1%, compared to the same period in 2010. Operating expenses for the 2011 period included $120,000 of acquisition expenses related to the PTI transaction. Other than that, facilities costs increased by $100,000, personnel costs increased by $124,000, travel costs increased by $44,000 and marketing expenses increased by $21,000. These increases were offset, in part, by decreases of $36,000 in bad debt expense, $28,000 in insurance costs and $17,000 in professional fees. PTI contributed approximately $245,000 to our overall operating expenses in the second quarter of 2011.

          Operating income

          For the three-month period ended June 30, 2011, our operating income decreased by approximately $1.0 million, or 71.6%, compared to the second quarter of 2010.

          Interest expense

          Interest expense totaled approximately $151,000 for the three month period ended June 30, 2011 compared to $237,000 for the corresponding 2010 period, a decrease of approximately $86,000. The average outstanding loan balance on the line of credit for the 2011 and 2010 periods was $15.0 million and $13.4 million, respectively, with a weighted average interest rate of 2.50% on all 2011 borrowings and a weighted average interest rate of 2.81% on 2010 borrowings.

          Income taxes

          We recorded an income tax expense on continuing operations of approximately $0.1 million and $0.3 million for each of the three-month periods ended June 30, 2011 and 2010, respectively. Our effective tax rate was 49.1% and 27.7% for the three-month periods ended June 30, 2011 and 2010, respectively. The rates reflect federal as well as state taxes. Our effective tax rate was higher than the statuary rates for the three-month period ended June 30, 2011 due to items permanently not deductible for income tax reporting purposes and state income taxes. The lower effective tax rate for the three-month period ended June 30, 2010 was due primarily to a reversal of the estimated tax penalties of $105,000 recorded at December 31, 2009 originally assessed in connection with our 2007 and 2008 returns.

For the six months ended June 30, 2011 and 2010

          Net Sales

          For the six-month period ended June 30, 2011, we had net sales of $43.3 million compared to $54.4 million for the same period in 2010, a decrease of $11.2 million, or 20.5%. Net sales to customers other than ADT and its authorized dealers increased to $37.0 million in the 2011 period from $32.7 million in the same 2010 period, an increase of $4.3 million or 13.2%. Net sales to ADT and its authorized dealers, our largest customer, were $6.2 million in the 2011 period compared to $21.7 million in the 2010 period, a decrease of approximately 71.4%.

          Cost of sales

          Cost of sales totaled $34.6 million for the six-month period ended June 30, 2011 compared to $45.0 million in the comparable 2010 period, a decrease of $10.4 million, or 23.1%. Cost of sales as a percentage of sales decreased to 79.9% in 2011 compared to 82.5% in 2010. This increase in gross profit margin is primarily attributable to a decrease in sales to ADT and its authorized dealers, which have lower margins.

          Operating expenses

          Operating expenses for the six-month period ended June 30, 2011 increased by approximately $0.4 million, or 5.6%, compared to the same period in 2010. Operating expenses for the 2011 period included $131,000 of acquisition expenses related to the PTI transaction. Other than that, personnel costs increased by $247,000, insurance costs increased by $86,000, facilities costs increased by $64,000 and marketing expenses increased by $53,000. These increases were offset, in part, by decreases of $75,000 in bad debt expense, $44,000 in professional fees and $39,000 in travel and other expenses. PTI contributed approximately $245,000 to our overall operating expenses in the 2011 period.

          Operating income

          For the six-month period ended June 30, 2011, our operating income decreased by approximately $1.2 million, or 50.4%, compared to the same period of 2010.

          Interest expense

          Interest expense totaled approximately $292,000 for the six month period ended June 30, 2011 compared to $398,000 for the corresponding 2010 period, a decrease of approximately $106,000. The average outstanding loan balance on the line of credit for the 2011 and 2010 periods was $13.3 million and $14.6 million, respectively, with a weighted average interest rate of 2.53% on all 2011 borrowings and a weighted average interest rate of 2.78% on 2010 borrowings.

          Income taxes

          We recorded income tax expense on continuing operations of approximately $0.4 million and $0.6 million for the six-month periods ended June 30, 2011 and 2010, respectively. Our effective tax rate was 39.9% and 31.3% for the six-month periods ended June 30, 2011 and 2010, respectively. The rates reflect federal as well as state taxes. Our effective tax rate was higher than the statuary rates for the six-month period ended June 30, 2011 due to items permanently not deductible for income tax reporting purposes and state income taxes. The lower effective tax rate for the six-month period ended June 30, 2010 was due primarily to a reversal of the estimated tax penalties of $105,000 recorded at December 31, 2009 originally assessed in connection with our 2007 and 2008 return.

          Liquidity and capital resources

          At June 30, 2011, we had cash and cash equivalents of approximately $0.3 million and working capital of approximately $19.7 million. Accounts receivable increased to $12.3 million, from $10.2 million at the end of 2010. This increase reflects the inclusion of additional accounts receivable from the acquisition of PTI, and timing of sales at the end of the quarter.

          We have a revolving credit agreement with Wells Fargo that terminates on July 30, 2013. The credit agreement provides that we may borrow up to $30.0 million, with the possibility that we can increase the line to $40.0 million if we can satisfy certain defined criteria. All of our assets secure our obligations under the credit agreement. Our borrowing availability is limited to 80% of “eligible accounts receivable” and 80% of “eligible inventory” as those terms are defined in the credit agreement. For each borrowing, we have the option to choose a “Base Rate,” or “Eurodollar,” loan. Interest on Base Rate loans is payable quarterly and interest on Eurodollar loans is generally payable monthly or quarterly at our option. The annual rate of interest payable on Base Rate and Eurodollar loans fluctuate depending upon a number of factors, all as described in the credit agreement.

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

          At June 30, 2011, approximately $16.1 million was outstanding under the credit facility out of a maximum availability of approximately $21.0 million based on the borrowing formula in the credit agreement.

          For the six month period ended June 30, 2011, net cash provided by operating activities was approximately $2.8 million compared to $2.1 million for the same period in 2010. The net cash provided by operating activities for 2011 reflects net income of $0.5 million, decreases in inventories of $3.7 million, non-cash charges for depreciation and amortization of $0.4 million, provision for bad debts and obsolete inventory of $0.5 million, an increase in deferred taxes of $0.1 million and an increase in accrued expenses of $0.3 million, offset by an increase in accounts receivable of $1.6 million, decreases of $1.1 million in income taxes receivable, accounts payable, prepaid expenses and settlement expenses payable.

          Cash used in investing activities for the six-month periods ended June 30, 2011 and 2010 was approximately $2.3 million and $33,000, respectively. In the first half year of 2011, approximately $2.3 million was invested in acquiring substantially all of the business assets of PTI.

          Net cash used in financing activities for the six-month periods ended June 30, 2011 and 2010 was approximately $0.5 million and $3.5 million, respectively. The net cash used in financing activities for 2011 represents $0.3 million payment on our line of credit and $0.2 million payment on note obligations. For the 2010 period, the amount included a $3.5 million payment on our line of credit.

          We believe that our cash and cash equivalents, cash provided by operations and cash available under our line of credit will be sufficient to meet our operational needs over the next year.

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

PART II — OTHER INFORMATION

Item 1.          Legal Proceedings

          On August 8, 2011, the Company filed a lawsuit styled Universal Power Group, Inc. v. Randy T. Hardin, Steven W. Crow, and Bright Way Group, LLC, Cause No. 11-09787, in the 101st Texas state district court in Dallas County. Mr. Hardin is the Company’s former President and Chief Executive Officer and Mr. Crow is the Company’s former Vice President of Product Development and Retail Chain Sales. The lawsuit alleges, among other things, violations of certain non-competition and non-solicitation obligations to the Company, and misappropriation and misuse of certain confidential and proprietary information that belongs exclusively to the Company. In addition to monetary damages, the Company is seeking temporary and permanent injunctive relief as a result of these alleged violations. The lawsuit also seeks to recover the portion of Mr. Hardin’s 2008 incentive bonus that the Company conditionally paid under his employment agreement.

Item 6.          Exhibits

The following exhibits are furnished as part of this report or incorporated herein as indicated

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Formation (including Amended and Restated Articles of Incorporation) (1)
3(ii)	Amended and Restated Bylaws (1)
4.1	Specimen stock certificate (1)
4.2	Form of representatives’ warrant (1)
10.1(a)**	Form of 2006 Stock Option Plan (1)
10.1(b)	Form of Stock Option Agreement (1)
10.1(c)**	Amendment to the 2006 Stock Option Plan (6)
10.2	Separation Agreement between UPG and Randy Hardin (2)
10.3**	Form of Ian Edmonds Employment Agreement (7)
10.7	Real Property Lease for 1720 Hayden Drive, Carrollton, Texas (1)
10.8	Real Property Lease for 11605-B North Santa Fe, Oklahoma City, Oklahoma (1)
10.9	Real Property Lease for Las Vegas, Nevada (1)
10.10	Real Property Lease for Atlanta, GA (9)
10.11	Termination Agreement with Stan Battat d/b/a Import Consultants (3)
10.12	Third Party Logistics & Purchase Agreement, dated as of November 3, 2008, with Brinks Home Security, Inc., (currently ADT Security Services (formerly Broadview Security), Inc.) (4)
10.13	Credit Agreement with Wells Fargo Bank, National Association (8)
10.14	Security Agreement with Wells Fargo Bank, National Association (8)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	Management Contract, compensatory plan or arrangement.
***

Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

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

Universal Power Group, Inc.

Date: August 15, 2011	/s/Ian Edmonds

Ian Edmonds
President and Chief Executive Officer
(Principal Executive Officer)

/s/Ian Edmonds

Ian Edmonds
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)