Form 10-Q
period 2011-09-30
UNIVERSAL POWER GROUP INC.
filed 2011-11-14
CIK 1372000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
          Yes ☐          No ☑

          As of November 10, 2011, 5,020,000 shares of Common Stock were outstanding.

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

UNIVERSAL POWER GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share data)

ASSETS

	September 30, 2011	December 31, 2010

	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$362	$215
Accounts receivable:
Trade, net of allowance for doubtful accounts of $690 (unaudited) and $657	12,058	10,190
Other	30	26
Inventories – finished goods, net of allowance for obsolescence of $1,640 (unaudited) and $1,156	20,301	32,894
Current deferred tax asset	1,119	1,564
Income tax receivable	308	—
Prepaid expenses and other current assets	2,123	1,237

Total current assets	36,301	46,126

PROPERTY AND EQUIPMENT
Logistics and distribution systems	1,871	1,834
Machinery and equipment	1,044	991
Furniture and fixtures	511	468
Leasehold improvements	389	408
Vehicles	171	200

Total property and equipment	3,986	3,901
Less accumulated depreciation and amortization	(2,982)	(2,561)

Net property and equipment	1,004	1,340

GOODWILL	1,387	—
INTANGIBLES, net	606	—
OTHER ASSETS	128	127
NON-CURRENT DEFERRED TAX ASSET	526	18

	2,647	145

TOTAL ASSETS	$39,952	$47,611

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Amounts in thousands except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2011	December 31, 2010

	(unaudited)

CURRENT LIABILITIES
Line of credit	$9,738	$16,324
Accounts payable	5,398	7,559
Income taxes payable	50	26
Accrued liabilities	889	456
Current portion of settlement accrual	421	734
Current portion of capital lease and note obligations	213	26
Current portion of deferred rent	—	53

Total current liabilities	16,709	25,178

LONG-TERM LIABILITIES
Settlement accrual, less current portion	—	241
Capital lease and note obligations, less current portion	256	25

Total long-term liabilities	256	266

TOTAL LIABILITIES	16,965	25,444

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, 50,000,000 shares authorized, 5,020,000 shares issued and outstanding	50	50
Additional paid-in capital	16,098	16,076
Retained earnings	6,916	6,205
Accumulated other comprehensive loss	(77)	(164)

Total shareholders’ equity	22,987	22,167

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$39,952	$47,611

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Net sales	$25,012	$28,304	$68,264	$82,733
Cost of sales	20,103	22,833	54,657	67,768

Gross profit	4,909	5,471	13,607	14,965

Operating expenses	4,353	3,828	11,880	10,959

Operating income	556	1,643	1,727	4,006

Interest expense	(162)	(36)	(454)	(435)

Income before provision for income taxes	394	1,606	1,273	3,571
Provision for income taxes	(211)	(699)	(562)	(1,314)

Net income	$183	$907	$711	$2,257

Net income per share
Basic	$0.04	$0.18	$0.14	$0.45
Diluted	$0.04	$0.18	$0.14	$0.45
Weighted average shares outstanding
Basic	5,020	5,000	5,020	5,000
Diluted	5,025	5,013	5,029	5,015

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.

(Amounts in thousands)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$711	$2,257
Items not requiring (providing) cash, net of effect of acquisition:
Depreciation and amortization	616	571
Provision for bad debts	139	183
Provision for obsolete inventory	540	630
Deferred income taxes	(63)	77
Gain on disposal of property	7	(2)
Stock-based compensation	22	47
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable – trade	(1,366)	(1,503)
Accounts receivable – other	(4)	(120)
Inventories	12,685	(3,569)
Income taxes receivable/payable	(284)	128
Prepaid expenses and other assets	(863)	(699)
Accounts payable	(2,479)	2,674
Accrued liabilities	521	781
Settlement accrual	(554)	(717)
Deferred rent	(53)	(68)

Net cash provided by operating activities	9,575	671

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash paid in Progressive Technologies, Inc.
Acquisition	(2,268)	—
Purchases of property and equipment	(59)	(48)
Proceeds from sales of equipment	2	2

Net cash used in investing activities	(2,325)	(46)

CASH FLOWS FROM FINANCING ACTIVITIES
Net activity on line of credit	(6,586)	(2,372)
Payments on capital lease and note obligations	(517)	(33)

Net cash used in financing activities	(7,103)	(2,405)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	147	(1,779)
Cash and cash equivalents at beginning of period	215	2,059

Cash and cash equivalents at end of period	$362	$280

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$975	$2,015

Interest paid	$454	$334

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

          In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three and nine month periods ended September 30, 2011 and 2010. The results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited condensed consolidated financial statements included in this filing should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 31, 2011. The condensed consolidated balance sheet of the Company as of December 31, 2010 has been derived from the audited consolidated balance sheet as of that date.

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

          On April 20, 2011, the Company completed an acquisition of substantially all of the business assets of Progressive Technologies, Inc. (“PTI”), a North Carolina company that designs and builds custom battery packs. The acquisition consideration totaled approximately $3.3 million (see Note J). PTI’s expertise in lithium-ion battery packs, among other chemistries, further enhances the Company’s product and service offerings. In addition, PTI’s products will strengthen the Company’s position in the medical field and other market segments. On September 1, 2011, PTI changed its legal name to ProTechnologies, Inc.

NOTE C — STOCK-BASED COMPENSATION

          At September 30, 2011, common shares reserved for future issuance include 2,000,000 shares issuable under the 2006 Stock Option Plan, as amended, 20,000 shares issuable upon exercise of options not granted under the 2006 Stock Option Plan and 300,000 shares issuable upon exercise of outstanding warrants. At September 30, 2011, there were 1,373,842 options outstanding under the 2006 Stock Option Plan, and 606,158 options are available for future grants.

          There were no options granted during the nine months ended September 30, 2011 or 2010.

          At September 30, 2011, the aggregate intrinsic value of options outstanding and exercisable was $3,600.

          At September 30, 2011, all outstanding options under the 2006 Stock Option Plan were fully vested with no remaining unrecognized compensation expense.

          On June 25, 2007, Zunicom issued an aggregate of 645,133 shares of restricted stock to certain employees of UPG for past and future services. Under the terms of the grant, these shares could not be sold, conveyed, transferred, pledged, encumbered or otherwise disposed of prior to the earlier of June 25, 2011 or the date on which the employee’s employment is terminated by UPG, whichever occurred first. In January 2009, 227,229 of these shares were forfeited when the company’s then chief executive officer resigned. In May 2011, another 19,760 shares were forfeited by employees who voluntarily terminated their employment with the Company. The Company amortized the fair value of these shares as compensation expense over the 48-month vesting period. Approximately $19,000 and $44,000 of compensation expense related to these shares was recorded during the nine-month periods ended September 30, 2011 and 2010 respectively. The compensation expense for this group has been fully expensed.

UNIVERSAL POWER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          On June 24, 2011, Zunicom issued an additional 99,538 restricted shares of its common stock to the same Company employees who received the grant in June 2007 and who were still employed by the Company. As a condition to this grant, the grantees agreed to extend the restricted period on the shares issued in June 2007 for an additional three years. As a result, all 497,683 shares will vest on June 24, 2014. The fair value of the shares issued on June 24, 2011 at the issue date was approximately $34,000. UPG is amortizing the fair value as compensation expense over the 36 month vesting period in accordance with EITF Issue No. 00-12 “Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee” and FASB 123(R) “Share-Based Payment”. Approximately $2,800 compensation expense related to these shares was recorded during the nine-month periods ended September 30, 2011. At September 30, 2011, there is approximately $31,000 of remaining unrecognized compensation expense associated with this grant.

          On March 21, 2007, the Company issued stock options to non-employees to purchase 20,000 shares of the Company’s common stock at an exercise price of $7.00 per share vesting over three years and expiring December 19, 2016. These stock options remain outstanding as of September 30, 2011.

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

          For the three-month period ended September 30, 2011, the dilutive effect of 20,000 stock options is included in the calculation and 1,373,842 stock options and 300,000 warrants are excluded from the calculation, as they are antidilutive. For the nine-month period ended September 30, 2011, the dilutive effect of 50,000 stock options is included in the calculation and 1,343,842 stock options and 300,000 warrants are excluded from the calculation, as they are antidilutive.

          For the three and nine month periods ended September 30, 2010, the dilutive effect of 40,000 stock options is included in the calculation and 1,351,842 stock options and 300,000 warrants are excluded from the calculation as they are antidilutive.

NOTE E — LINE OF CREDIT

          On December 16, 2009, the Company entered into a credit agreement with Wells Fargo under which the Company may borrow up to $30.0 million or up to $40.0 million if it can satisfy certain defined criteria, on a revolving basis (the “Credit Agreement”). All borrowings under the Credit Agreement are secured by a first lien on all of the Company’s assets. The Company’s ability to draw on the credit line is limited to an amount equal to 80% of “eligible accounts receivable” and 80% of “eligible inventory” as defined in the Credit Agreement. In connection with each draw down, the Company has an option to choose either a “Base Rate” or “Eurodollar” loan. Interest on Base Rate Loans is payable quarterly and interest on Eurodollar Loans is generally payable monthly or quarterly as selected by the Company. The annual rate of interest payable on Base Rate and Eurodollar loans fluctuate depending upon a number of factors, all as described in the Credit Agreement. The Agreement terminates on July 30, 2013.

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

          At September 30, 2011, approximately $9.7 million was outstanding under the Credit Agreement out of a maximum availability of approximately $17.9 million based on the borrowing formula. The interest rate on the outstanding balance was 2.50% at September 30, 2011.

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

UNIVERSAL POWER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE F — CONCENTRATIONS

          At September 30, 2011 and 2010, the Company had receivables due from ADT Security Services, Inc. (“ADT”) in the amount of approximately $1.7 million and $2.1 million, respectively. For the three months ended September 30, 2011 and 2010, ADT accounted for 9.4% and 25.3%, respectively, of net sales and for the nine months ended September 30, 2011 and 2010 it accounted for 12.0% and 30.8%, respectively, of net sales.

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

          At the present time, the company is a party to one legal proceeding it deems significant. Universal Power Group, Inc., (Plaintiff and Counter defendant) v. Randy T. Hardin, Steven W. Crow and Bright Way Group, LLC (Defendants, Counter Plaintiffs and Third Party Plaintiffs,) v. William Tan, Ian Edmonds and Mimi Tan Edmonds (Third Party Defendants), Cause No. 11-09787-E (In the District Court of Dallas County, Texas, 101st Judicial District).

          On August 8, 2011 the Company filed its Original Petition and Application for Temporary Injunction and for Permanent Injunctive Relief against Randy Hardin, the Company’s former chief executive officer, Bright Way Group, Hardin’s new business venture, and Steven Crow, the Company’s former vice president of product development and retail chain sales. On September 29, 2011, the Company filed its First Amended Petition. The Company alleges, among other things, that the Defendants have: misappropriated and converted certain trade secrets and confidential information of the Company; breached contractual obligations to the Company relating to the preservation of confidential information and prohibiting certain acts of unfair competition and solicitation; breached duties of loyalty owed to the Company; and tortuously interfered with the Company’s business and contractual relationships. The lawsuit also contends that Hardin breached his employment contract with the Company. The Company seeks damages, including the return of a partial anticipated bonus paid to Hardin in 2008, as well as injunctive relief and costs, including attorney’s fees.

          Following several days of hearing, the Court, on November 1, 2011, issued an injunction restraining Steven Crow and those persons acting in concert with him from directly or indirectly using, accessing or disseminating certain information obtained from the Company.

          The Defendants have answered the suit and have filed counterclaims against the Company and certain officers and directors of the Company alleging fraud, negligent misrepresentation, breach of contract, breach of the Company’s bylaws defamation, and tortuous interference with business relationships. The Company has filed an answer to the counter claim.

          The Company intends to vigorously pursue its claims and defenses in this lawsuit. The case is set for trial beginning the week of February 13, 2012.

NOTE H — INCOME TAXES

          The Company files income tax returns in the U.S. federal jurisdiction and various states. With a few exceptions, the Company is no longer subject to U.S. state and local income tax examinations by tax authorities for years before 2007.

          The Company recorded income tax expense of approximately $0.2 million and $0.7 million for each of the three-month periods ended September 30, 2011 and 2010, respectively. The income tax expense for the nine-month periods ended September 30, 2011 and 2010 was $0.6 million and $1.3 million, respectively. The Company’s effective tax rate was 53.6% for the third quarter of 2011 and 44.1% for the nine months ended September, 30 2011 due to state income taxes, additional income taxes recorded in the current year for prior year income taxes and items permanently not deductible for income tax reporting.

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

NOTE J — BUSINESS COMBINATION

          In April 2011, the Company completed the acquisition of substantially all of the business assets of PTI for approximately $3.3 million, including $2.3 million in cash and $1.0 million in notes payable to third parties. PTI, which is based in Pilot Mountain, North Carolina, is an assembler and distributor of battery packs. As a result of the acquisition, the Company will have an opportunity to increase its battery pack sales. During the nine months ended September 30, 2011, the Company incurred approximately $0.2 million of third-party acquisition-related costs. The expenses are included in operating expenses in the Company’s consolidated statement of operations for the nine months period ended September 30, 2011. The acquisition was accounted for using the acquisition method of accounting, under which the aggregate purchase price (including liabilities assumed of $0.3 million) is allocated to tangible and identifiable intangible assets acquired based on their fair values. The excess of the purchase price over those fair values has been recorded as goodwill. The fair values of assets acquired are as follows: receivables of $0.6 million, inventory of $0.6 million, prepaid expenses and other of $0.1 million, property and equipment of $0.1 million, intangible assets of $0.7 million. The excess of the purchase consideration over the net fair value of assets acquired resulted in goodwill of $1.4 million. The goodwill of $1.4 million arising from the acquisition consists largely of the economies of scale expected from combining the

UNIVERSAL POWER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

operations of the Company and PTI. All of the goodwill was assigned to the sole reporting unit of the Company. The goodwill is expected to be deductible for income tax purposes. Goodwill will not be amortized but rather be tested annually for impairment or on more frequently if impairment indicators arise.

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

          The demand for batteries and related power accessories is impacted by consumer preferences, technological developments, fuel costs, which impact manufacturing and shipping, the cost of lead and copper, the two principal raw materials used to manufacture batteries, and general economic conditions. We believe that technological change drive growth as new product introductions accelerate sales and provide us with new opportunities. At the same time, battery chemistries are also evolving due to changes in consumer demands and preferences that are driven, in part, by environmental and safety concerns and the need for greater density power and longer life. Therefore, we continue to stay current regarding advances and changes in battery technology.

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

Operations Overview

          Price volatility in the commodities market, particularly lead and copper, which are the two primary raw materials used in our products, and oil which is a major factor in shipping costs, impact our margins.

          Changes resulting from Tyco International’s acquisition of Broadview Security and its integration into ADT Security Services (“ADT”) continue to impact our business. We continue to work closely with ADT and its authorized dealers to maintain the level of quality and service they have come to expect from UPG. However, despite these efforts, net sales to ADT and authorized dealers continue to decline to the point where they only accounted for 9.4% of our total net sales in the third quarter of 2011. In comparison, net sales to ADT and authorized dealers in the third quarter of 2010 represented 27.9% of total net sales. The decline in net sales to ADT in the third quarter of 2011 compared to the third quarter of 2010, $5.5 million, was greater than the decline in our total net sales between the two periods, $3.3 million. Fortunately, we were able to offset a portion of the lost net sales from ADT with increased net sales to other customers. We continue to focus on executing upon our long-term strategic plan to penetrate new markets, develop new higher-margin products and diversifying to minimize our exposure to customer concentration and the vicissitudes of the broader economy.

          The acquisition of PTI is indicative of this strategy. PTI is a lithium-ion battery pack assembler and distributer; and holds several ISO certifications required by medical and other specialized purchasers of battery packs. As a result, the acquisition of PTI expands our product and service offerings, adds to our technical capabilities and enables us to penetrate new markets such as medical, military, metering, mining, hobby, handheld communications and OEM applications.

          In May 2011, the government of the People’s Republic of China implemented a broad based inspection program for manufacturing facilities dealing with hazardous materials including lead. These efforts came in response to a number of incidents involving the release of hazardous materials into the environment, resulting in contamination of water supplies and harm to the local population. Chinese government authorities have been particularly focused on lead acid battery manufacturers given the potential for lead poisoning resulting from the methods used by manufacturing and recycling plants to treat waste product, including its potential release into the environment. The Ministry of Environmental Protection in China has been inspecting these manufacturing plants and has closed a significant number of facilities due to their production practices and poor technical standards as well as their proximity to large population centers. These recent closures have impacted production of lead acid batteries in China and have caused delays and disruptions in the supply of batteries to the United States and other global markets. In turn, we have seen delays in product shipments from a number of China-based factories in the third quarter, which may continue until the current situation is resolved. We are continuously monitoring this fluid situation as the remaining factories resume production and catch up on backorders. We anticipate delays through early first quarter next year.

          We continue exploring opportunities to broaden our business beyond North America and investigating the feasibility of opening a distribution center outside of the United States in an effort to improve order fulfillment and enhance the overall efficiency of our supply chain.

          As a result, we believe we are well positioned to improve our operating performance as the general economy consumer demand improves.

Results of Operations

          The following table compares our condensed statement of operations data for the three and nine-month periods ended September 30, 2011 and 2010. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the nature of revenues and the relative mix of products sold), which can vary from quarter to quarter, as well as the state of the general economy. In addition, our operating results in future periods may also be affected by acquisitions.

	Three months ended September 30,				Nine months ended September 30,

	2011		2010		2011		2010

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(dollars in thousands)
Net sales	$25,012	100.0%	$28,304	100.0%	$68,264	100.0%	$82,733	100.0%
Cost of sales	20,103	80.4%	22,833	80.7%	54,657	80.1%	67,768	81.9%

Gross profit	4,909	19.6%	5,471	19.3%	13,607	19.9%	14,965	18.1%
Operating expenses	4,353	17.4%	3,828	13.5%	11,880	17.4%	10,959	13.2%

Operating income	556	2.2%	1,643	5.8%	1,727	2.5%	4,006	4.8%
Interest expense	(162)	(0.6%)	(36)	(0.1%)	(454)	(0.7%)	(435)	(0.5%)

Income before provision for income taxes	394	1.6%	1,607	5.7%	1,273	1.9%	3,571	4.3%
Provision for income taxes	(211)	0.1%	(699)	(2.5%)	(562)	(0.8%)	(1,314)	(1.6%)

Net income	$183	1.7%	$908	3.2%	$711	1.0%	$2,257	2.7%

Comparison of the three months ended September 30, 2011 and 2010

          Net sales

          Consolidated net sales for the three-month period ended September 30, 2011 was $25.0 million compared to $28.3 million for same period in 2010, a decrease of $3.3 million or 11.6%. Net sales to customers other than ADT and its authorized dealers increased to $22.6 million in the 2011 period from $20.4 million in the same 2010 period. Net sales to ADT and its authorized dealers were $2.4 million in the 2011 period compared to $7.9 million in the same 2010 period, a decrease of approximately 69.4%.

          Cost of sales

          Cost of sales is comprised of the base product cost, freight, duty and servicing fees where applicable. Cost of sales totaled $20.1 million for the three-month period ended September 30, 2011 compared to $22.8 million in the comparable 2010 period, a decrease of $2.7 million, or 12.0%. Cost of sales as a percentage of sales decreased to 80.4% in the 2011 three-month period from 80.7% in 2010. The increase in gross profit margin is primarily attributable to a decrease in sales to ADT and its authorized dealers.

          Operating expenses

          Operating expenses for the three-month period ended September 30, 2011 increased by approximately $0.5 million, or 13.7%, compared to the same period in 2010. For the 2011 period, the increase in operating expenses is attributable to increases in legal and professional fees, facilities costs, travel costs, marketing expenses, bad debts expenses, personnel costs and insurance. A portion of the increased expenses was the result of operating expenses from PTI included in the 2011 period that did not occur in the 2010 period.

          Operating income

          As a result of the decrease in net revenues and increase in operating expenses, as discussed above, our operating income for the three-month period ended September 30, 2011 decreased by approximately $1.1 million, or 66.2%, compared to the third quarter of 2010.

          Interest expense

          Interest expense totaled approximately $162,000 for the three-month period ended September 30, 2011 compared to $36,000 for the corresponding 2010 period, an increase of approximately $126,000. The 2010 period included approximately $105,000 reversal of a penalty accrued in the fourth quarter of 2009 relating to the examination of our 2008 and 2007 tax filings. The average outstanding loan balance on the line of credit for the 2011 and 2010 periods was $13.0 million and $11.5 million, respectively, with a weighted average interest rate of 2.48% on all 2011 borrowings and a weighted average interest rate of 2.67% on 2010 borrowings.

          Income taxes

          We recorded an income tax expense on continuing operations of approximately $0.2 million and $0.7 million for each of the three-month periods ended September 30, 2011 and 2010, respectively. Our effective tax rate was 53.6% and 43.5% for the three-month periods ended September 30, 2011 and 2010, respectively. The rates reflect federal as well as state taxes. Our effective tax rate was higher than the expected rate of 34% for the three-month period ended September 30, 2011 due to state income taxes, additional income taxes recorded in the current year for prior year income taxes and items permanently not deductible for income tax reporting.

For the nine months ended September 30, 2011 and 2010

          Net Sales

          For the nine-month period ended September 30, 2011, we had net sales of $68.3 million compared to $82.7 million for the same period in 2010, a decrease of $14.5 million, or 17.5%. Net sales to customers other than ADT and its authorized dealers increased to $59.6 million in the 2011 period from $53.1 million in the same 2010 period, an increase of $6.5 million or 12.3%. Net sales to ADT and its authorized dealers, is $8.5 million in the 2011 period compared to $29.6 million in the 2010 period, a decrease of approximately 71.4%.

          Cost of sales

          Cost of sales totaled $54.7 million for the nine-month period ended September 30, 2011 compared to $67.8 million in the comparable 2010 period, a decrease of $13.1 million, or 19.4%. Cost of sales as a percentage of sales decreased to 80.1% in 2011 compared to 81.9% in 2010. The increase in gross profit margin is primarily attributable to a decrease in sales to ADT and its authorized dealers.

          Operating expenses

          Operating expenses for the nine-month period ended September 30, 2011 increased by approximately $0.9 million, or 8.4%, compared to the same period in 2010. Operating expenses for the 2011 period included approximately $0.2 million of acquisition expenses related to the PTI transaction. Other than that, legal and professional fees, personnel costs, facilities costs, insurance costs, marketing expenses and travel expenses contributed to the increase in operating expenses. The increase was offset, in part, by a decrease in bad debt expense and other expenses.

          Operating income

          As a result of the decrease in net revenues and increase in operating expenses, our operating income for the nine-month period ended September 30, 2011 decreased by approximately $2.3 million, or 56.9%, compared to the same period of 2010.

          Interest expense

          Interest expense totaled approximately $454,000 for the nine-month period ended September 30, 2011 compared to $435,000 for the corresponding 2010 period, an increase of approximately $19,000. The average outstanding loan balance on the line of credit for each of the 2011 and 2010 periods was $13.5 million with a weighted average interest rate of 2.48% on 2011 borrowings and a weighted average interest rate of 2.74% on 2010 borrowings.

          Income taxes

          We recorded income tax expense on continuing operations of approximately $0.6 million and $1.3 million for the nine-month periods ended September 30, 2011 and 2010, respectively. Our effective tax rate was 44.1% and 36.8% for the nine-month periods ended September 30, 2011 and 2010, respectively. The rates reflect federal as well as state taxes. Our effective tax rate was higher than the expected rates for the nine-month period ended September 30, 2011 due to state income taxes, additional income taxes recorded in the current year for prior year income taxes and items permanently not deductible for income tax reporting.

          Liquidity and capital resources

          At September 30, 2011, we had cash and cash equivalents of approximately $0.4 million and working capital of approximately $19.6 million. Accounts receivable increased to $12.1 million, from $10.2 million at the end of 2010. This increase reflects the inclusion of additional accounts receivable from the acquisition of PTI.

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

          At September 30, 2011, approximately $9.7 million was outstanding under the credit facility out of a maximum availability of approximately $17.9 million based on the borrowing formula in the credit agreement.

          For the nine-month period ended September 30, 2011, net cash provided by operating activities was approximately $9.6 million compared to $0.7 million for the same period in 2010. The net cash provided by operating activities for 2011 reflects net income of $0.7 million, decreases in inventories of $12.7 million, provision for bad debts and obsolete inventory of $0.7 million, non-cash charges for depreciation and amortization of $0.6 million and an increase in accrued expenses of $0.5 million, offset by a decrease in accounts payable of $2.5 million, an increase in accounts receivable of $1.4 million, a decrease of 0.9 million in prepaid expenses, decreases of $0.9 million in settlement expenses payable, income taxes receivable and deferred taxes.

          Cash used in investing activities for the nine-month periods ended September 30, 2011 and 2010 was approximately $2.3 million and $46,000, respectively. In the first half year of 2011, approximately $2.3 million was invested in acquiring substantially all of the business assets of PTI.

          Net cash used in financing activities for the nine-month periods ended September 30, 2011 and 2010 was approximately $7.1 million and $2.4 million, respectively. The net cash used in financing activities for 2011 represents $6.6 million payment on our line of credit and $0.5 million payment on note obligations. For the 2010 period, the amount represented a $2.4 million payment on our line of credit.

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

          As previously disclosed in our Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2011, filed on August 15, 2011, we are involved in one significant legal proceeding. Universal Power Group, Inc., (Plaintiff and Counter defendant) v. Randy T. Hardin, Steven W. Crow and Bright Way Group, LLC (Defendants, Counter Plaintiffs and Third Party Plaintiffs,) v. William Tan, Ian Edmonds and Mimi Tan Edmonds (Third Party Defendants), Cause No. 11-09787-E (In the District Court of Dallas County, Texas, 101st Judicial District).

          We initiated this case on August 8, 2011 by filing our Original Petition and Application for Temporary Injunction and for Permanent Injunctive Relief against Randy Hardin, our former chief executive officer, Bright Way Group, Hardin’s new business venture, and Steven Crow, our former vice president of product development and retail chain sales. On September 29, 2011, we filed our First Amended Petition in which we alleged, among other things, that the Defendants have: misappropriated and converted certain of our trade secrets and confidential information; breached their contractual obligations to us relating to the preservation of confidential information and prohibiting certain acts of unfair competition and solicitation; breached duties of loyalty owed us; and tortuously interfered with our business and contractual relationships. The lawsuit also contends that Hardin breached his employment contract with us. We seek damages, including the return of a partial anticipated bonus paid to Hardin in 2008, as well as injunctive relief and costs, including attorney’s fees.

          Following several days of hearing, the Court, on November 1, 2011, issued an injunction restraining Steven Crow and those persons acting in concert with him from directly or indirectly using, accessing or disseminating certain information obtained from us.

          The Defendants have answered the suit and have filed counterclaims against us and certain of our officers and directors of the Company alleging fraud, negligent misrepresentation, breach of contract, breach of our bylaws, defamation, and tortuous interference with business relationships. We filed an answer to the counter claim. We intend to vigorously pursue our claims and defenses in this lawsuit. The case is set for trial beginning the week of February 13, 2012.

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

(1)	Incorporated by reference to the Exhibit with the same number to our Registration Statement on Form S-1 (SEC File No. 333-137265) effective as of December 20, 2006.
(2)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 23, 2009.
(3)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 17, 2009.
(4)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2008.
(5)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 25, 2008.
(6)	Incorporated by reference to Exhibit 10.1(c) to our Annual Report on Form 10-K for the year ended December 31, 2008.
(7)	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended September 30, 2009.
(8)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 23, 2009.
(9)	Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2010.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Power Group, Inc.

Date: November 14, 2011	/s/Ian Edmonds

Ian Edmonds
President and Chief Executive Officer
(Principal Executive Officer)

/s/Ian Edmonds

Ian Edmonds
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)