Form 10-K
period 2011-12-31
UNIVERSAL POWER GROUP INC.
filed 2012-04-05
CIK 1372000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $9,207,403 based on the price at which the common equity was last sold on the NYSE Amex as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s classes of common equity as of March 30, 2012 was 5,020,000.

DOCUMENTS INCORPORATED BY REFERENCE
None

(i)

FORWARD-LOOKING STATEMENTS

          This report includes “forward-looking statements”, as defined in the Private Securities Litigation Reform Act of 1995 or by the U.S. Securities and Exchange Commission in its rules, regulations and releases. The term forward looking statements refers to, among other things, all statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors, described in “Risk Factors” and elsewhere in this report, which could adversely affect our business and financial performance. In addition, our past results of operations do not necessarily indicate our future results. Finally, the third-party logistics services business and the battery and related power accessory supply and distribution business are highly competitive and rapidly changing. New risk factors emerge from time to time and it is not possible for us to anticipate all the relevant risks to our business. We cannot assess the impact of all such risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Corporate History

          We were organized in July 1968 under the laws of Texas. Our principal executive office is located at 1720 Hayden Drive, Carrollton, Texas 75006, and our telephone number is (469) 892-1122. Our web address is www.upgi.com. We have two active subsidiaries: Monarch Outdoor Adventures, a Texas limited liability company, d/b/a Monarch Hunting, located at 6112 West Pioneer Parkway (Highway 303), Arlington, Texas 76013; and ProTechnologies, Inc., a North Carolina corporation, located at 331 ShelleyBrook Dr., Pilot Mountain, North Carolina 27041. We also have two inactive wholly owned subsidiaries incorporated in Texas.

          Until December 20, 2006, we operated as a wholly owned consolidated subsidiary of Zunicom, Inc. (“Zunicom”), a Texas corporation. Zunicom’s stock trades on the OTC Bulletin Board under the symbol “ZNCM.OB.” On December 21, 2006, we sold 2,000,000 shares and Zunicom sold 1,000,000 shares of our common stock in an underwritten initial public offering (“IPO”) reducing Zunicom’s ownership interest in us to 40%. Notwithstanding the fact that Zunicom no longer owns a controlling interest in us, it still has significant influence.

Available Information

          Our website address is www.upgi.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, all of the reports that we, and our officers and directors, file with the SEC are available, free of charge, on the web at www.sec.gov.

Business Overview

          We are (i) a leading supplier and distributor of batteries, related power accessories and security accessories and (ii) a third-party logistics services provider, specializing in supply chain management and value-added services.

     Distribution Business

          We sell, distribute and market batteries, related power accessories, renewable power products and security accessories under various manufacturer brands, private labels and our own proprietary brands. We are one of the leading domestic distributors of sealed, or “maintenance-free,” lead-acid batteries (“SLA batteries”). We also assemble lithium-ion and other custom battery packs. Our principal product lines include:

•	batteries and custom battery packs of a wide variety of chemistries, battery chargers and related accessories;

•	portable battery-powered products, such as jump starters and 12-volt DC power accessories;

•	renewable power products such as solar power generators and solar products; and

•	security system components, such as alarm panels, perimeter access controls, horns, sirens, speakers, transformers, cable and wire.

          Our customers include original equipment manufacturers (OEMs), distributors and both online and traditional retailers. Our products represent basic power solutions to a wide variety of existing applications in a broad market spectrum. They are used in a diverse and growing range of industries and applications including automotive, medical mobility, consumer goods, electronics, marine, hunting, security and surveillance, telecommunications, powersports, solar and portable power.

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

     Third-Party Logistics

          We are also a third-party logistics services provider specializing in supply chain management and value-added services, designed to help customers optimize performance by allowing them to outsource supply chain management functions. Our supply chain management services include inventory sourcing, procurement, warehousing and fulfillment. Our value-added services include custom kitting, private labeling, product development and engineering, graphic design and sales and marketing.

          We believe that the demand for third-party logistics and supply chain management solutions is growing, particularly with globalization. To be successful, businesses have not only to excel in their core competencies, but they must also execute their supply chain processes quickly and accurately. To remain competitive, businesses strive to identify ways to more efficiently manage their supply chain and streamline their logistics processes by minimizing inventory levels, reducing order and cash-to-cash cycle lengths and outsourcing manufacturing and assembly operations to low-cost locations. An efficient supply chain has become a critical element to improving financial performance. As a result, businesses are increasingly turning to organizations that provide a broad array of logistics and supply chain solutions. These trends are further facilitated by the rapid growth of technology enabling seamless electronic interfaces between systems of service providers and their customers.

Industry Background

          Batteries and related power accessories is a growing multi-billion dollar market in the United States. Batteries serve as an energy storage solution for a wide range of consumer and commercial products including computers, PDAs, electronic devices, motorcycles, medical scooters and equipment, boats, solar panels and security systems. We believe that the growth in consumer and industrial demand for battery power will continue to be a trend for the future as technological advances and globalization set the stage for a more productive, mobile and portable society.

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

          We believe that the third-party logistics industry will continue to grow because of the following factors:

•

Outsourcing non-core activities. Businesses are increasingly relying on third-party logistics providers for non-core activities, such as sourcing and procurement, warehousing, kitting, shipping and distribution, so they can focus on their core competencies.

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

•

Increased competition. Increasing competition means businesses have to operate more efficiently. Businesses benefit by using third-party logistics providers who already have established infrastructures, sourcing relationships and greater efficiencies.

•

Increased reliance on technology. Advances in technology are placing a premium on decreased transaction time and increased business-to-business activity. Businesses recognize the benefits of being able to transact commerce electronically.

Our Products and Services

          The principle products we handle as a distributor are as follows:

•

Batteries. We are one of the leading domestic distributors of SLA, absorbent glass mat and gel batteries, all of which are designated as non-hazardous by the U.S. Department of Transportation. We maintain a broad inventory of UPG-branded and private-label SLA batteries that we sell to retailers and distributors for consumer and industrial applications, and to OEMs. Our SLA batteries cater to a wide range of markets including automotive, trailer, security, marine, medical mobility, hunting and solar. Our Adventure Power® product line is a complete line of powersports batteries for the outdoor recreational and sporting markets, which includes motorcycles, jet skis, ATVs and snowmobiles. We continue to develop and provide new battery sizes for varying applications to meet customer and market needs, and expand into new chemistries such as our Adventure Power® Phantom line of lithium iron phosphate batteries.

We also stock and distribute a broad range of UPG-branded and private-label batteries of most chemistries, including nickel-cadmium, lithium, lithium polymer, nickel metal hydride, alkaline and carbon-zinc batteries, which are used primarily in consumer electronic products.

Our proprietary brands include the names Universal Battery®, Adventure Power®, Adventure Power® Phantom™ and Ecotricity™.

As a result of our acquisition of PTI in April 2011, we now assemble lithium-ion battery packs among other custom battery packs for specialized OEMs in the medical, technology, government and military markets. We are also one of the first authorized Panasonic modification centers in the United States.

•

Power accessories. To complement our battery offerings, we have an expanding line of power inverters, battery chargers for various applications such as automotive, marine, hunting, motorcycles and medical scooters; and trailer break-away kits. We also offer tailored charging solutions for specialized applications.

Under our licensing agreement with Eveready Battery Company/Energizer, we developed a line of Energizer-branded automotive battery chargers and maintainers, automotive jump-starters and power inverters, which we sell to our customers.

Our renewable power products now include our Ecotricity™ solar power generators, solar panels, chargers and kits for use in various applications, including emergency preparedness and outdoor recreational activities such as hunting and camping.

•

Security products. We offer a broad line of residential and commercial security products including alarm kits, perimeter access controls, transformers, sirens, horns, wire and cable and other related products.

We continue to actively seek and develop new alliances that provide us with new products to offer to our existing and potential customers.

Our third-party logistics services include:

•

Inventory sourcing and procurement. We effectively source products for our customers and help lower their costs through strategic relationships with manufacturers in Asia. We see this as a competitive advantage that will help us further secure and enhance customer relationships. Depending on customer needs, we can arrange to have the manufacturer ship directly to them or, alternatively, we can stock inventory for a customer in our warehouse according to their inventory needs and deliver as required. In some situations, based on customer qualification, we purchase and take ownership of the inventory on the customer’s behalf. Traditional logistics and fulfillment providers merely warehouse and distribute products leaving inventory ownership to the customer. We believe our ability to offer adaptive, flexible and tailored solutions to our customers gives us a competitive advantage.

•

Warehousing and distribution. Our primary logistics center is located in Carrollton, Texas, a suburb that is part of the Dallas-Fort Worth metroplex. This prime location allows easy access to national and international markets and enables us to facilitate efficient, quick delivery and fulfillment of products nationwide. We also have regional logistics centers in Atlanta, Georgia and Las Vegas, Nevada, which provide additional distribution points to support additional and varying customer needs.

•

Engineering design assistance, custom assembly and kitting. We offer engineering design assistance services for specialized applications. As an example, we have the ability to develop and assemble custom battery packs for a variety of applications, including medical, surveillance, military, security and leisure. We have the ability and expertise to service small businesses as well as OEMs and other customers with larger scale projects. Battery packs are custom assembled to order in nearly all instances and depending on scope of requirements; our customers have the flexibility of having packs assembled in-house or in China. As a value-added service, we also custom kit and repackage products and components into shippable units.

•

Graphic design and marketing. We offer branding, packaging design and marketing services to assist customers in bringing their product from development to packaged product. In some instances, we help promote and sell the finished product through our sales and marketing team, trade shows and established distribution network.

•

Recycling. As an additional value-added service to our customers, and in doing our part in environmental conservation, we help coordinate pick up of all their used or “spent” SLA batteries with EPA authorized haulers to deliver to EPA authorized smelters for recycling. In addition, we offer battery replacement programs in which we administer the logistics of getting batteries to consumers with return instructions for shipping the used batteries back to our facilities for recycling.

Growth Strategy

          Our objective is to become a leading global supplier and distributor of batteries and related power accessories and a leading provider of third-party logistics services. Our long-term growth strategy includes the following:

•

Increase our product offerings through strategic partnerships. Another effective means of improving margins, attracting new customers and expanding relationships with existing customers, is to increase and diversify our product offerings. We intend to offer new products that complement those already within our portfolio and expand our product lines to include a more comprehensive offering of batteries, chargers, inverters, jumpstarts and other power accessories. In addition, we plan to continue to monitor technological advances and changes in consumer preferences, expand our relationship with existing suppliers and forge alliances with strategic partners. For example, we recently introduced our new Phantom line of batteries for our Adventure Power series through a strategic partnership with Shorai, Inc., a manufacturer of lithium iron-based powersports batteries. The Phantom line represents a new chemistry that meets an emerging need for this market niche. The Phantom line addresses the powersports market’s need for a high performance, lightweight battery.

•

Increase value-added service offerings. We intend to continue to enhance our service offerings including product development, engineering, graphic design, custom battery-pack assembly and battery recycling programs. Our goal is to be a complete solution to our customers where they can consolidate their processes and product needs and benefit from convenience and greater operational efficiencies.

•

Identify new customers and new markets. We intend to pursue new customers and new markets through traditional sales and marketing activities. We believe that the trend towards technological advances and the increased demand for mobility and portability will in turn result in greater demand for our batteries and related power accessories and open up new opportunities and markets globally. In addition to the United States, we currently serve customers in Canada, England, Ireland, Japan, China and Australia. Part of our growth strategy is to further develop new accounts in Europe and Latin America and establish additional logistics centers in strategic locations.

•

Expand our logistics service offerings. We are dedicating more resources to market our logistic and supply chain capabilities. We believe that one of the most efficient ways to attract new customers and expand relationships with existing customers is to expand and enhance our logistics service. We continue to add to our offerings and explore other value-added solutions such as freight forwarding and shipping, customs and brokerage, real-time visibility, electronic order entry and rapid order processing.

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

Quality Controls and ISO Certification

          We adhere to a quality management system that ensures that our operations meet the prevailing standards of quality control programs and traceability procedures. As a result, our distribution facilities have successfully completed procedure and quality audits and earned certification under the international quality standard of ISO 9001:2008. Our facility in North Carolina is both ISO 9001 and ISO 13485 certified. The International Standards Organization (ISO), created by the European Economic Community (EEC), established this quality standard. The ISO created uniform standards of measuring processes, traceability, procedures and quality control in order to assist and facilitate business within the EEC. This voluntary certification is a testimony of our commitment to provide products that enhance customer satisfaction and the assurance of conformity to customer and applicable regulatory requirements.

          Product safety is a top priority and all of our products that have electrical or mechanical concerns are safety tested and approval listed by UL, CUL, CSA, CE, TUV, or other standards agencies as required by and relevant to each customer’s business location. These agency listings ensure that our products adhere to specific quality and consistency standards.

Customers

          Our customers include OEMs, contract electronics manufacturers, distributors, retailers and electronics manufacturing service providers that serve a broad range of industries including: automotive, marine, powersports and recreation, medical mobility and other medical equipment, security and surveillance, consumer goods and electronics, telecommunications and solar. Our customer list includes approximately 3,000 active accounts. We define an active account as any customer who has purchased goods from us within the last two years. Our largest customer is ADT Security Services, formerly Broadview Security, Inc. (“Broadview”), for whom we function as a supply chain manager throughout the United States and Canada. In 2011, ADT Security Services, and its authorized dealers, accounted for 16% of our net sales; our only customer that accounted for more than 10% of our net sales.

ADT Security Services became our customer in May 2010 when its parent company, Tyco International, acquired Broadview. Prior to the acquisition, Broadview, and its authorized dealers, had been our largest customer, accounting for approximately 45% of our net sales in 2009, the last full year before Broadview merged into ADT Security Systems. Our third-party logistics agreement with Broadview, which was in effect at the time of the merger, had an initial term that expired in November 2010 with unlimited automatic one-year renewal terms unless either party terminates the agreement by giving the other party 120-days prior written notice. To date, neither party has officially given notice of its intent to terminate the agreement. While the overall dollar volume of the transactions with ADT has declined significantly, we continue to service ADT under the agreement.

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

Sources and Availability of Products

          We purchase products from both domestic and foreign manufacturers. In 2011, we purchased products from over 200 suppliers. Approximately 71% of our purchases were from foreign suppliers and 29% were from domestic suppliers. In comparison, approximately 65% of our purchases were from foreign suppliers and 35% were from domestic suppliers in 2010.

          Historically, we have had significant long-term relationships with manufacturers located in Asia, principally China, which, we believe, gave us favorable pricing and delivery schedules. However, in May 2011, the government of China implemented a broad-based inspection program for manufacturing facilities dealing with hazardous materials, including lead. As a result of these inspections, the Chinese Ministry of Environmental Protection closed a significant number of plants accounting for more than 70% of China’s sealed lead acid battery production. These closures caused production and delivery delays that adversely affected our entire industry. One of the factories closed by the Chinese government was our principal supplier of sealed lead acid batteries, our largest product line. Given the pervasive impact of the Chinese government’s action, we were unable to find alternative suppliers for SLA batteries to satisfy all of our customers’ needs immediately. This forced us to draw down our inventory stocks to their lowest levels in years. Throughout the balance of the year, we worked diligently to quickly identify and secure new and reliable sources of supply that could meet our volume requirements, standards of quality and pricing. By the end of the year, we were working with new suppliers located in Taiwan, Malaysia and Vietnam. We believe that these new strategic supplier partnerships will generate additional opportunities to enhance productivity and efficiency in our supply chain. Part of this strategy includes working closely with our suppliers to improve the competitive advantages of the products, refine production schedules and better manage lead times to reduce inventory requirements. On the other hand, as we increase our number of suppliers, we expect to see some price increases based on more general wage inflation across China and other parts of Asia, as well as the economics of spreading our orders across a larger number of suppliers. With supplier diversification, we may not have the same buying power as we did when dealing with one or two suppliers, but we believe we are much less susceptible to supply chain disruptions. We continue to seek opportunities to supplement our supply base through potential partnerships with other suppliers throughout Asia.

Competition

          We compete with numerous, well-established companies, many of which are larger and have greater capital and management resources than we do. Our principal competitors include battery distributors and logistics companies, shippers, which provide supply chain management services, as well as companies, like us, that are both distributors and logistics providers and distributors. However, because of our broad platform of battery and power accessory offerings and our third-party logistics expertise, we believe we have a competitive advantage. Our competitors include international, national, regional and local companies in a variety of industries.

          We compete primarily based on price, inventory availability, flexibility, scope of services, quality of products and services, delivery time and customer relationships. Our ability to remain competitive largely depends on our ability to:

(i)	continue to source products competitively and efficiently;

(ii)	develop new and alternative sources that are comparable in terms of price and quality; and

(iii)

anticipate and respond to customer demands and preferences and trends affecting the industry such as new product introductions and pricing strategies, consumer and demographic trends, international, national, regional and local economic conditions including those affecting prices of raw materials and shipping.

Distribution

          In the battery and power accessory business, we compete with battery and other electronics distributors or manufacturers. We offer a wider range of battery chemistries and related power accessories and can be more responsive in developing niche markets and responding to customer needs, market changes and other trends.

          We are increasingly finding that manufacturers, particularly foreign manufacturers, are competing against us, marketing and selling their products directly to OEMs, distributors and retailers, importers, brokers and e-commerce companies. Foreign manufacturers, particularly those located in low-cost jurisdictions such as Latin America and Asia, generally have a price advantage but most lack the market expertise, infrastructure and value-added offerings that we offer.

     Third-Party Logistics

          In the third-party logistics business, we compete with traditional logistics service providers. In general, many of these companies provide freight transportation services but could also provide supply chain management solutions. In comparison, we provide limited in-house freight transportation services. This could make us a less attractive alternative to some potential customers. However, we do engage freight forwarding companies to work with us on consolidating and securing price competitive freight transportation services. We also compete directly with large overnight shipping companies who have begun to market themselves as supply chain management services providers.

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

•

Key customer relationships. Over the last two years, we have served approximately 3,000 customers, from sole proprietors and small businesses to many large, national, regional and local distributors and retailers.

•

Extensive inventory permits prompt response to customer needs. We stock a broad range of products according to customer and seasonal needs. With extensive inventory covering 75 classes of products and approximately 4,500 SKU’s, we can satisfy most customer demands immediately.

•

National distribution. Our primary logistics center and warehouse facility is strategically located in the Dallas, Texas metroplex; regional logistics centers are located in Atlanta, Georgia and Las Vegas, Nevada. As a result, we can deliver products to almost any location in the continental United States within 24 to 48 hours.

•

Value-added services. We offer additional services not commonly provided by other third-party logistics or supply chain services providers, such as sourcing, custom kitting, battery pack assembly, product development, private labeling and coordinating customers with licensed EPA approved handlers for their battery recycling efforts. In addition, we offer battery replacement programs to customers where we administer the logistics of battery replacement and recycling.

•

Broad industry experience; experienced management and support professionals. We have been in business for more than 40 years and have extensive knowledge of our markets and products. We also have a dedicated and experienced management team coupled with an excellent sales and customer support staff.

•

Reputation for quality. Since our inception, we have built a reputation based on the quality of our products, the timeliness of our deliveries and our responsiveness to customer needs. We believe that our commitment to customer satisfaction and our sourcing expertise have helped us in the industry as a premier supplier of batteries and related power accessories. We have been ISO 9001:2008 certified since October 2003.

Marketing and Sales

          We employ marketing, sales and sales support to actively pursue new business opportunities and to retain and grow existing accounts. We also engage outside sales representatives. We use a variety of techniques to market our products including:

(i)	participation in industry tradeshows;

(ii)	direct marketing through personal visits to customers by management, sales and outside sales representatives;

(iii)	general advertising and marketing support from component manufacturers;

(iv)	telemarketing;

(v)	sales referrals; and

(vi)	presence on the web.

          We are pursuing more advertising including direct mail, additional trade and magazine publications and online advertising as our product offerings and customer base determine.

          Customer retention and strengthening current relationships is important to us, and we emphasize this throughout our organization. We continue to emphasize the development of national and global accounts while aggressively where we can leverage our array of services. The larger, more complex accounts typically have many requirements ranging from very detailed standard operating and product approval procedures to customized information technology integration requirements. We believe our consistent growth, cost optimization and adaptability to customer needs has enabled us to more effectively compete for and obtain many new accounts.

Intellectual Property

          We own a number of trademarks, trade names, service marks and service names, some of which are registered. These marks and names include the following: Adventure Power®, Phantom™, Universal Battery®, All in One®, Ecotricity™, Charge N’ Start®, Starter-Up™, UNILOK®, Stay Powered™ and UPG™. We believe that these marks are important and have helped us develop a brand identity in certain markets and in connection with certain products. We also license the Energizer® name and logo on a non-exclusive basis from Eveready Battery Company for products covered under the licensing agreement.

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

Employees

          At December 31, 2011, we had 116 employees, all of whom were full-time. We do not have collective bargaining agreements with respect to any of our employees. We have not experienced any work stoppages, and we believe we have good relations with our employees.

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

Risks Relating to Our Business

          In 2011, our principal supplier of SLA Batteries was forced to close, resulting in significant supply chain disruptions that adversely impacted our business and operating results.

          In 2011, the government of the People’s Republic of China implemented a broad based inspection program for manufacturing facilities dealing with hazardous materials including lead. These efforts came in response to a number of incidents involving the release of hazardous materials into the environment, resulting in contamination of water supplies and harm to the local population. The Chinese government authorities was particularly focused on lead acid battery manufacturers given the potential for lead poisoning resulting from the methods used by manufacturing and recycling plants to treat waste product, including its potential release into the environment. The Ministry of Environmental Protection in China has been inspecting these manufacturing plants and has closed a significant number of facilities due to their production practices and poor technical standards as well as their proximity to large population centers. Among the factories that were forced to close was our principal supplier of SLA batteries. These closures, and the related shipping delays, resulted in shortages of various types of batteries, which, in turn, adversely impacted our business and financial results for 2011. We expect these shortages and delays to continue through at least the first six months of 2012. We cannot assure you that we will be secure reliable alternative suppliers quickly, if at all. Even if we can identify new suppliers quickly, we cannot assure you that a new supplier will be able to satisfy all of our needs in terms of volume, quality and price. If a new supplier or suppliers cannot provide us with the same volume and quality of batteries at favorable prices, comparable to what we were paying our old supplier, the adverse impact on our business and financial results may be material.

          We rely on a limited number of suppliers for the majority of products we sell. If any of these suppliers fails or refuses to provide us with products on a timely basis or if they provide us with products of inferior quality, our business and financial performance could adversely affected.

          All of our products are manufactured and/or assembled by third parties, many of which are located in Asia. We depend on these third parties to supply us with quality products in a timely and efficient manner. If they fail to do so, we may have to find other sources to meet our inventory needs. This could result in increased costs that we may not be able to pass on to our customers, lost sales opportunities, and/or a decrease in customer satisfaction, which could damage our reputation. Historically, we have had two principal suppliers; one accounted for 46% and 45% of our inventory purchases in 2011 and 2010, respectively, including a majority of our battery purchases; and the other accounted for 6% and 25% of our inventory purchases in 2011 and 2010, respectively. Given the volume of our purchases from these factories, we believe we were able to obtain preferential delivery and pricing, which, we further believe provided us with a competitive advantage. In 2011, the Chinese government forced our largest supplier to shut down. We expect to replace this supplier with a limited number of smaller suppliers. While this mitigates the supply chain risk somewhat, it does not eliminate it. In addition, we cannot assure you that our new suppliers will be able to provide us with the same competitive advantages that we enjoyed with our former principal supplier. If these new suppliers cannot provide us with sufficient product in a timely manner or if the quality of their product is inferior or if the price at which they are willing to sell product to us is not competitive, our reputation as well as our business and financial results could impacted adversely.

          The volume of net sales derived from our largest customer and its affiliated dealers has dropped significantly over the last few years. This has had an adverse impact on our business.

          In May 2010, ADT Security Services, a subsidiary of Tyco International, acquired what was then our largest single customer, Broadview. In 2009, the last full year prior to the acquisition, the volume of our net sales to Broadview and its authorized dealers exceeded $50 million, or 45% of our total net sales. However, since the acquisition, that volume has decreased dramatically – $34.4 million in 2010 and $14.3 million in 2011. This has been a significant factor in the overall decrease in our net sales in 2010 and 2011. In addition, our third-party logistics agreement with Broadview at the time of the merger had an initial term that expired in November 2010 with automatic one-year renewals until either party gives the other 120 days advance written notice of its intent to terminate the agreement. Although, ADT Security Services has not notified us that it intends to terminate the agreement, it has reduced its volume of net sales and it has been drawing down on inventory stocks maintained with us. Even at its current level of sales, ADT Security Services remains a significant customer the loss of which could have a material adverse impact on our business and results of operations. We cannot assure you that ADT Security Services will not elect to terminate its agreement with us or that it will not continue to reduce its purchases from us.

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

          Other than some items we purchase to fulfill our obligations to ADT Security Services and its authorized dealers, substantially all of our products are manufactured outside the United States, and most of our products are then shipped from one of our logistics centers to our customers. As a result, we depend on third parties, principally shippers and shipping brokers, freight forwarders and customs brokers, to facilitate our transportation needs. Transportation delays or interruptions, such as those caused by labor strikes, natural disasters, terrorism, inspection delays, import restrictions, bad weather or acts of war, could impede our ability to deliver our products to our customers on a timely basis. These delays could damage our reputation and materially and adversely affect our operations and financial condition. In addition, these interruptions could increase our costs, if, for example, we are forced to ship our products via air rather than ocean freight or if insurance costs were to increase significantly because of terrorism or acts of war.

          We depend on foreign manufacturers, which expose us to various financial, political and economic risks.

          For the years ended December 31, 2011 and 2010, we purchased approximately 71% and 65%, respectively, of our products through foreign sources, predominantly in China. In some instances, particularly when we are dealing with a new supplier, we are required to finance the tooling cost that the factory incurs to meet our requirements. We are at risk if the factory cannot deliver the goods to us. The following could adversely affect our ability to sell certain products:

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

          Currency fluctuations could have a negative impact on our results of operations.

          Although we record all of our transactions in U.S. dollars, adverse currency fluctuations could have one or more of the following consequences:

•	make components manufactured abroad more expensive

•	cause shortages due to unfavorable export conditions or

•	cause foreign suppliers to limit exports to the United States.

          Significant changes in the value of the Chinese reminbi relative to the U.S. dollar increased the cost of goods and raw materials for Chinese manufacturers, which they incorporate into the price of goods that we purchase from them, squeezing our profit margins at a time when it was particularly difficult for us to impose price increases on our customers. We cannot assure you that currency fluctuations will not have a material adverse effect on our operating results in the future.

          Some of our customers operate in industries that are cyclical, which causes our operating results to fluctuate significantly.

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

          Traditionally, distributors have played an important role in the electronics industry serving as the bridge between the component manufacturers and OEMs, wholesalers and retailers. In recent years, there has been a growing trend for OEMs and contract electronics manufacturers to outsource their procurement, inventory and materials management processes to third parties, particularly electronic component distributors. We believe this trend has contributed and will continue to contribute to our growth. However, because of the Internet and other recent developments contributing to the “global economy,” OEMs and retailers have the opportunity to contract directly with the component manufacturers, bypassing the distributors. If direct contact becomes an industry trend, it could have a material and adverse impact on our net sales.

          Competition in our industry is intense, which creates significant pricing pressures on our products and services. If we cannot compete effectively, it would have an adverse impact on our gross margins and profitability and on the market price of our stock.

          We compete with numerous, well-established companies, many, if not most of which are larger and have greater capital and management resources. In addition, we are increasingly finding that manufacturers, particularly foreign manufacturers, are competing against us. In our industry, price is the primary competitive factor, as well as, inventory availability, scope of services, quality of products and services, delivery time and customer relationships. We expect competition to intensify in the future. To the extent our competitors have superior financial resources, they may be better able to withstand price competition and implement extensive promotional programs. They may also be able to offer a broader range of services.

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

          If we are unable to protect our intellectual property, it could adversely impact our ability to compete effectively.

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

          As part of our long-term growth strategy, we may undertake strategic acquisitions. If we are unable to address the risks associated with these acquisitions, it could adversely impact our business operations and financial performance.

          In 2011, we completed our acquisition of PTI. We continue to look for other acquisition opportunities that we believe will expand or complement our existing business or is necessary or desirable to protect our market position. In pursuing acquisition opportunities, we may compete with other companies having similar growth and investment strategies. Competition for these acquisition targets could result in increased acquisition costs and a diminished pool of businesses, technologies, services or products available for acquisition. If we are unable to consummate acquisitions at all or at a reasonable cost or if we are unable to effectively integrate acquisitions with our existing operations, our ability to compete may be impaired. Assimilating acquired businesses involves a number of other risks, including, but not limited to the following:

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

          We cannot assure you that we will be able to consummate acquisitions that we believe are necessary or beneficial to our business and/or operations at all or on terms that are reasonable or that we will be able to integrate the acquired business or assets in a timely, efficient or effective manner.

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

          If we become subject to product returns or product liability claims resulting from defects in our products, we may face an increase in our costs, a loss of customer and damage to our reputation or a delay in the market acceptance of our products.

          The products that we sell are complex and may contain undetected defects or experience unforeseen failures. We cannot assure you that the products we sell, despite any safety certification they may carry, are free of all defects. Even though we are not a manufacturer, as part of the supply chain, we may be named as a defendant in a lawsuit for property damage or personal injury resulting from defects in the goods we handle. If that happens, we may be forced to undertake a product recall program, which could cause us to incur significant expenses and could harm our reputation and that of our products. In addition, a product liability claim brought against us, even if unsuccessful, would likely be time-consuming, diverting management’s attention from sales and product development efforts and costly to defend. If successful, such claims could require us to make significant damage payments in excess of our insurance limits.

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

          Zunicom owns approximately 41% of our outstanding common stock. William Tan, our chairman, is also the chairman of Zunicom. Ian Edmonds, our president, chief executive officer, interim chief financial officer, a member of our board of directors (the “Board”) and the son-in-law of Mr. Tan, is also a member of the board of directors of Zunicom. As a result, Zunicom has significant influence over all matters requiring approval by our stockholders, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of influence could be disadvantageous to other stockholders with different interests, which could result in reducing our profitability. In addition, this concentration of share ownership, and the appearance of conflicts, even if such conflicts do not materialize, may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with a significant concentration of ownership among a limited number of shareholders.

          Future sales or the potential for sale of a substantial number of shares of our common stock could cause the trading price of our common stock to decline and could impair our ability to raise capital through subsequent equity offerings.

          Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities. We have 5,020,000 shares of common stock issued and outstanding and an additional 1,980,000 shares of common stock reserved for issuance under our 2006 Stock Option Plan, of which 1,403,842 are issuable upon exercise of outstanding options having a weighted average exercise price of $3.50

          However, since our IPO, shares of our common stock have been “thinly-traded” in the public market. Future sales, or even the possibility of future sale by us of additional equity securities, may cause a decline in the market price of our common stock.

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

          On February 1, 2002, we entered into a lease for a logistics center in Carrollton, Texas, which was amended in March 2003 and November 2006. As amended, the lease covers a total of approximately 216,000 square feet and expires March 31, 2013. Monthly base payments for 2011 through 2012 are approximately $46,400 and $0 for the final three months, January 1, 2013 through March 31, 2013.

          On April 30, 2008, we entered into a lease agreement for 21,427 square feet of warehouse space in Las Vegas, Nevada. We renewed the lease with a lease term from November 1, 2011 through October 31, 2015. Monthly base payments for November 2011 through January 2012 will be $0, February 2012 through October 2012 will be $11,999 per month, November 2012 through October 2013 will be $12,359 per month, November 2013 through October 2014 will be $12,730 per month and November 2014 through October 2015 will be $13,112 per month.

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

          On April 20, 2011, concurrent with the acquisition of PTI, we entered into a new lease agreement for 20,000 square feet of office and assembly space in Pilot Mountain, North Carolina. The lease term is from April 20, 2011 through April 30, 2016. Base rent is $8,250 per month.

ITEM 3.	LEGAL PROCEEDINGS

          From time to time, we are parties to legal proceedings that are in the ordinary course of our business. Except as set forth in this Item 3, we do not believe any of these proceedings are material.

Universal Power Group, Inc., (Plaintiff and Counterdefendant) v. Randy T. Hardin, Steven W. Crow and Bright Way Group, LLC (Defendants, Counter Plaintiffs and Third-Party Plaintiffs) v. William Tan, Ian Edmonds and Mimi Tan Edmonds (Third-Party Defendants), Cause No. 11-09787-E (In the District Court of Dallas County, Texas, 101st Judicial District).

          We initiated the above referenced case on August 8, 2011 by filing our Original Petition and Application for Temporary Injunction and for Permanent Injunctive Relief against Randy Hardin, a former President of the Company, Bright Way Group, Hardin’s new business venture, and Steven Crow, our former Vice President of Product Development and Retail Chain Sales. On March 19, 2012, the parties entered into a settlement agreement whereby Defendants agreed to pay the Company a sum of money and also agreed to the entry of a temporary injunction restricting Defendants from contacting certain of the our customers and suppliers until January 1, 2013. The parties have agreed to dismiss all claims and counterclaims in the lawsuit.

ITEM 4.	MINE SAFETY DISCLOSURE.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Our common stock is listed on the NYSE Amex under the symbol “UPG.” The following table sets forth for the periods indicated the high and low sale prices per share for our common stock, as reported on NYSE Amex.

	Sale Prices

	High	Low

Fiscal year 2011
First Quarter	$4.88	$3.79
Second Quarter	$4.19	$3.00
Third Quarter	$3.16	$2.14
Fourth Quarter	$2.20	$1.53

Fiscal year 2010
First Quarter	$4.25	$3.04
Second Quarter	$3.57	$2.35
Third Quarter	$3.75	$1.96
Fourth Quarter	$3.94	$2.87

          On March 30, 2012, the closing price of our common stock was $1.95.

          We have not declared or paid any dividends on our common stock since our IPO and, at this time, we do not anticipate declaring or paying, dividends in the future.

          As of March 30, 2012, the Company had 5,020,000 shares of common stock issued and outstanding held by six shareholders of record.

ITEM 6.	SELECT CONSOLIDATED FINANCIAL DATA

          As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS EXECUTIVE SUMMARY

          Our key operating results and financial condition data for 2011 include the following:

•	Net sales for the year ended December 31, 2011 year were $89.3 million compared to $107.3 for the year ended December 31, 2010, a decrease of 16.8%.

•	Gross profit margin for the year ended December 31, 2011 was 19.5% compared to 18.5% for the year ended December 31, 2010, an increase of 1.0%.

•

Net sales from batteries, related power accessories and other products to customers other than ADT Security Services for the year ended December 31, 2011 were $75.0 million compared to $72.8 million for the year ended December 31, 2010, an increase of 2.9%.

•

Net sales from ADT Security Services and its authorized dealers for the year ended December 31, 2011 were $14.3 million compared to $34.4 million for the year ended December 31, 2010, a decrease of 58.3%.

•	Net operating income for the year ended December 31, 2011 was $1.1 million compared to $5.1 million for the year ended December 31, 2010, a decrease of 78.0%.

•	Operating expenses for the year ended December 31, 2011were $16.3 million in 2011 compared to $14.8 million in 2010, an increase of 10.1%.

•	Inventory at December 31, 2011 was $24.2 million compared to $32.9 million at December 31, 2010, a decrease of $8.7 million.

•	Accounts receivable at December 31, 2011 was $13.0 million compared to $10.2 million at December 31, 2010, an increase of $2.8 million.

•	Accounts payable at December 31, 2011 was $6.8 million compared to $7.6 million at December 31, 2010, a decrease of $0.8 million.

•	The balance on our line of credit at December 31, 2011 was $12.7 million compared to $16.3 million at December 31, 2010, a decrease of approximately $3.6 million.

          The decline in net sales in 2011 over 2010 reflects decreased sales to ADT Security Services and its authorized dealers, and the impact of sealed lead-acid factory closures throughout China that resulted in supply shortages, shipment delays, depleted inventory levels, back orders and lost sales. We acquired PTI in April 2011. PTI specializes in designing and assembling custom lithium-ion battery packs. The acquisition expands our battery solutions offerings and adds technical capabilities to grow this aspect of our business in new markets including computers, camcorders, tools, medical equipment, military applications, metering, mining and handheld communications equipment. PTI also holds several ISO certifications required by medical and other specialized battery pack buyers. We believe that these synergies will result in additional opportunities to grow this aspect of our business. The acquisition consideration totaled $3.3 million, including $1.9 million in cash, $1.0 million in notes payable to PTI, and the assumption of $0.4 million in notes payable to third parties. The acquisition was accounted for using the acquisition method of accounting, under which we allocated the aggregate purchase price (including liabilities assumed) to tangible, identifiable intangible assets acquired based on their fair values on the closing date, and the excess of the purchase price over those fair values was recorded as goodwill. The amount allocated to goodwill was $1.4 million

          As a result of the supply chain disruptions we experienced in 2011, we accelerated our efforts to identify and establish new supplier relationships in and outside of China to better mitigate the risks. These efforts have thus far yielded positive results and we believe that we are in a better position to withstand supply chain disruptions and meet the needs of our customers. However, our efforts in this regard are ongoing and we do not expect to shipments of batteries and other products to return to their 2010 and early 2011 levels until the third quarter of 2012.

          We are actively and cautiously evaluating new markets, strategic alliances and acquisition opportunities that facilitate reaching our strategic growth objectives. While we are optimistic, we remain conservative on this front due to the soft economy. We continue to make the necessary investments to support and facilitate our immediate and long-term growth objectives.

Results of Operations Year Ended December 31, 2011 Compared to December 31, 2010

          The following table compares our consolidated statement of operations data for the years ended December 31, 2011 and 2010. The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the nature of revenues (sales of batteries and other power accessory products versus logistics or value added services) and the relative mix of products sold (batteries versus other power supply products), as well as the state of the general economy.

In addition, acquisitions could also affect our operating results in future periods.

	For the years ended December 31,

	2011		2010

	Amount	Percent	Amount	Percent

	(dollars in thousands)
Net sales	$89,274	100.0%	$107,257	100.0%
Cost of sales	71,852	80.5%	87,356	81.5%

Gross profit	17,422	19.5%	19,901	18.5%

Operating expenses	16,291	18.2%	14,769	13.7%

Operating income	1,131	1.3%	5,131	4.8%

Interest expense, net	(568)	(0.7%)	(681)	(0.6%)

Other income/expense	(7)	—	2	—

Income before provision for income taxes	556	0.6%	4,452	4.2%

Provision for income taxes	(342)	(0.4%)	(1,562)	(1.5%)

Net income	$214	0.2%	$2,890	2.7%

          Net sales

          Net sales for the year ended December 31, 2011 were $89.3 million compared to $107.3 million for the period in 2010, a decrease of $18 million, or 16.8%. Net sales from batteries and related power accessories increased $2.1 million to approximately $75.0 million in 2011 from $72.8 million in 2010, or 2.9%. Net sales from ADT Security Services and its authorized dealers, was $14.3 million for 2011 compared to $34.4 million in the 2010 period, a decrease of $20.1million, or 58.3%.

          The decline in net sales in 2011 over 2010 reflects decreased sales to ADT Security Services and its authorized dealers, and the impact of sealed lead-acid factory closures throughout China that resulted in supply shortages, shipment delays, depleted inventory levels, back orders and lost sales. Net sales in 2011 includes PTI revenue. We acquired PTI in April 2011. The decrease in net sales to ADT Security Services is a continuation of a trend that began immediately after ADT Security Services, a subsidiary of Tyco International, acquired Broadview in 2010. At the time of the acquisition, Broadview, and its authorized dealers, was our largest customer accounting for over $50 million of net sales, or approximately 45% of our business in 2009. With respect to the supply chain disruptions that we experienced in 2011, we have diligently sought to identify and establish, with some degree of success, new supplier relationships in and outside of China to better mitigate supply chain risks. We hope to have all of these supply chain issues resolved by the third quarter of 2012 and, once resolved, we believe we will be in a better position to meet the needs of our customers.

          Cost of sales

          Cost of sales is comprised of the base product cost, freight, duty and servicing fees where applicable. Cost of sales totaled $71.9 million for the year ended December 31, 2011, compared to $87.4 million in the comparable 2010 period, a decrease of $15.5 million, or 17.7%. Cost of sales as a percentage of sales decreased to 80.5% in the 2011 period from 81.5% for 2010. Our gross profit margin for the year ended December 31, 2011, was approximately 19.5% compared to a gross margin of 18.5% for the comparable period in 2010.

          Operating expenses

          Operating expenses for 2011 increased approximately 10.3% to approximately $16.3 million from $14.8 million for 2010. A portion of the increase in operating expenses was attributable to PTI, which we acquired in April 2011. Overall, the $1.5 million increase in operating expenses was attributable to the following: (i) a $1.0 million increase in legal expenses, attributable to the acquisition of PTI and the litigation with our former employees; (ii) a $0.3 million increase in marketing and trade show costs; (iii) a $0.2 million increase in facilities costs; and (iv) a $0.3 million increase in personnel and related costs. These increases were offset by a decrease of $0.2 million in bad debts.

          In December 2011, our Board of Directors approved a proposal to offer all of our officers, directors and employees who hold unexercised options with an exercise price in excess of 120% of the trading price of a share of our common stock the opportunity to re-price those options at market. In consideration, the option holder would have to agree that 50% of his or her options would not be exercisable until December 22, 2012. All of the option holders accepted this offer and, as a result, the exercise price of 822,592 options was re-set to $1.54. This resulted in a non-cash compensation expense of approximately $0.2 million.

          Operating income

          Operating income for the year ended December 31, 2011 decreased $4 million, or 78%, to approximately $1.1 million from approximately $5.1 million the comparable period in 2010.

          Interest expense

          Our interest expense totaled $0.6 million for the year ended December 31, 2011 compared to $0.7 million for the year ended December 31, 2010. For the year ended December 31, 2011 the average outstanding loan balance on our line of credit was $12.0 million, compared to $13.5 million for the year ended December 31, 2010. The decrease is primarily attributable to the decline of inventory, which resulted in fewer draws on our credit facility reduced our payables.

          Liquidity

          We had cash and cash equivalents of $0.3 million and $0.2 million at December 31, 2011 and 2010, respectively.

          Net cash provided by operating activities in 2011 was $6.7 million compared to cash used of $2.9 million for 2010. Net cash provided by operating activities for 2011 was due primarily to the following: (i) a decrease in inventory of approximately $8.9 million taking into account the effects of a decrease in inventory provision and the PTI inventory acquired; (ii) an increase in accounts receivable of $2.1 million; (iii) a decrease in accounts payable/accrued liabilities of $0.1 million; (iv) an increase income tax receivable of $0.7 million; and (v) a decrease of $0.7 million on accrued settlement. These amounts were offset by (i) net income of $0.2 million and (ii) non-cash charges for depreciation, amortization, provision for obsolete inventory and allowance for doubtful accounts, loss on disposal of property, deferred income taxes and stock based compensation expense of $1.9 million.

          Net cash used in investing activities for 2011 was $2.3 million, all of which was used to purchase the assets of PTI. In comparison, net cash used in investing activities for 2010 was $0.1 million for 2010.

          Net cash used by financing activities for 2011 was $4.3 million, of which $3.7 million was used to reduce the balance on our line of credit and $0.6 million was used to reduce outstanding balances on capital lease and note obligations. In comparison, net cash used in financing activities for 2010 was $1.2 million.

          We have a revolving credit agreement with Wells Fargo that terminates on July 30, 2013. The credit agreement provides that we may borrow up to $30.0 million, with the possibility that we can increase the line to $40.0 million if we can satisfy certain defined criteria. All of our assets secure our obligations under the credit agreement. Our borrowing availability is limited to 80% of “eligible accounts receivable” and 80% of “eligible inventory,” as those terms are defined in the credit agreement. For each borrowing, we have the option to choose a “Base Rate,” or “Eurodollar,” loan. Interest on Base Rate loans is payable quarterly and interest on Eurodollar loans is generally payable monthly or quarterly at our option. The annual rate of interest payable on Base Rate and Eurodollar loans fluctuate depending upon a number of factors, all as described in the credit agreement. At December 31, 2011, the interest rate was 2.56%.

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

          At December 31, 2011, approximately $12.7 million was outstanding under the credit facility out of a maximum availability of approximately $17.8 million based on the borrowing formula.

          In connection with refinancing our line of credit in December 2009, the interest swap agreement we had entered into with Compass Bank, our previous lender, in June 2008 was terminated. The swap agreement had “locked-in” a fixed rate of 5.85% on the first $6.0 million outstanding under the line of credit, thus swapping the fixed rate for the current variable rate as calculated under the original loan agreement with Compass Bank through its maturity date of July 5, 2012. The interest rate swap was accounted for as an effective cash flow hedge and the unrealized gains or losses related to the change in fair value were recorded in accumulated other comprehensive income (loss). As a result of the termination of the interest swap agreement, we discontinued hedge accounting on December 16, 2009. The de-designation of cash flow hedges requires that the net derivative gain or loss related to the discontinued cash flow hedge should continue to be reported in accumulated other comprehensive income (loss), unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. We continue to incur interest expense commensurate with our original, hedged risk, and there is currently no indication that interest payments on the hedged transaction would not continue. Therefore, the realized loss related to this derivative will not be recognized immediately and will remain in accumulated other comprehensive income (loss). These losses are reclassified into earnings over the contractual terms of the swap agreement starting as of December 16, 2009.

Capital Resources

          At December 31, 2011, we did not have any material commitments for capital expenditures. We may enter into various commitments during 2012 if expansion opportunities arise. We will disclose material items in press releases and other appropriate filings as they develop. We have no off balance sheet financing arrangements.

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

     Inventories

          Inventories consist of finished goods, primarily of batteries and security products related to the Company’s third-party fulfillment services and materials used in the assembly of batteries into “packs”. All items are stated at the lower of cost, determined using the average cost method by specific item, or market. The Company performs periodic evaluations, based upon business trends, to identify specifically obsolete, slow moving and non-salable inventory.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Information required by this Item begins on page F-1 and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 9A	CONTROLS AND PROCEDURES

          a) Evaluation of Disclosure Controls and Procedures. Management, with the participation of our principal executive officer and the principal financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 9B.	OTHER INFORMATION

          None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

          The names, ages and titles of our executive officers and directors, as of March 30, 2012 are as follows:

Name	Age	Positions

Ian Colin Edmonds	40	Chief Executive Officer, President, Interim Chief Financial Officer and a Director
Mimi Tan	38	Senior Vice President Business Development and Marketing and Corporate Secretary
Ramin Salehi	38	Senior Vice President of Operations
Julie Sansom-Reese	49	Senior Vice President of Finance and Treasurer
William Tan	68	Chairman of the Board
Leslie Bernhard	67	Director
Robert M. Gutkowski	63	Director
Hyun (Joyce) Park	40	Director

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

          RAMIN SALEHI is the Senior Vice President of Operations where he is responsible for setting the strategic and operational direction of the company. Mr. Salehi joined us in 1997 and prior to his current role he oversaw the company’s Supply Chain and Information Systems infrastructure. Mr. Salehi holds a Bachelor of Science degree with a concentration in Computer Systems Design from University of Houston-Clear Lake.

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

          Ms. Bernhard is an accomplished business woman who is the chief executive officer of one public reporting company and chairman of another, where she had previously served as the chairman of the audit committee. As such, Ms. Bernhard understands corporate governance, public company financial statements and procedural issues. Given her experience and knowledge, Ms. Bernhard played an important role in our transition from a private company to a public company and continues to be an active and reliable board member.

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

Board Meetings

          The Board met five times during 2011. A majority of the directors attended all of the meetings of the Board. All persons who were directors during 2011 attended at least 75% of these meetings. Absent special circumstance, each director is expected to attend the annual meeting of shareholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

          Based on our review of the Forms 3, 4 and 5 submitted during and with respect to the year ended December 31, 2011, there have been no untimely filings of such required forms in 2011 except that each of Ian Colin Edmonds, Mimi Tan, Julie Sansom-Reese, Ramin Salehi, William Tan, Leslie Bernhard, Robert M. Gutkowski and Hyun (Joyce) Park, our officers and directors, did not timely file one Form 4 to report the re-pricing of outstanding options.

ITEM 11.	EXECUTIVE COMPENSATION

Summary of Compensation

          The following table sets forth certain information with respect to compensation for the years ended December 31, 2011 and 2010, earned by or paid to our chief executive officer and our two other most highly compensated executive officers whose total compensation exceeding $100,000 for the year ended December 31, 2011, which are referred to as the Named Executive Officers.

          We recorded compensation expense in our financial statements for the year ended December 31, 2011 with respect to the awards included in this table since the awards were effective and fully vested at the end of 2011.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Cash Bonus ($)	Option Awards ($)	All Other Compensation ($)		Total ($)

Ian Edmonds	2011	250,000	171,769	—	43,969	(1)	465,738
President, CEO and Interim CFO	2010	250,000	423,065	—	42,703	(1)	715,768

Mimi Tan SVP of Business Development & Marketing	2011	168,036	77,745	—	6,550	(2)	252,331
	2010	168,036	127,000	—	5,809	(2)	300,845

Ramin Salehi SVP of Operations	2011	152,370	90,000	—	6,264	(2)	248,634
	2010	145,380	128,000	—	5,522	(2)	278,902

(1)	Car lease, medical insurance and long-term disability insurance payments.
(2)	Medical insurance and long-term disability insurance payments.

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

          Outstanding Equity Awards

          The following table sets forth certain information with respect to outstanding equity awards at December 31, 2011 with respect to the Named Executive Officers. At December 31, 2011, all stock awards are fully vested.

Outstanding Equity Awards at Fiscal Year-End

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Ian Edmonds President, CEO and Interim CFO	178,125	178,125	1.54	12/19/2016

Mimi Tan SVP Business Development & Marketing and Corp. Secretary	3,500	3,500	1.54	12/19/2016

Ramin Salehi SVP of Operations	3,500	3,500	1.54	12/19/2016

          On December 22, 2011 (the “Re-pricing Date”), we repriced an aggregate of 822,592 outstanding options held by our directors, officers and employees with exercise prices ranging from $3.47 per share to $7.00 per share, including options held by the Named Executive Officers. The exercise price of these options was reduced to $1.54, the market value of a share of common stock on the Re-pricing Date. In consideration, the holders agreed that only 50% of their options would be exercisable immediately and the balance would be first exercisable in December 2012. These options were fully vested on the Re-pricing Date and therefore the incremental compensation cost was recorded on the date of modification. The incremental compensation cost measured as the excess of the fair value of the modified award to the fair value of the original award immediately before the terms were modified, approximately $208,000, is recorded in operating expenses in the accompanying consolidated statements of operations included in this Annual Report on Form 10-K in accordance with ASC 718.

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

Director Compensation

          The following table presents information relating total compensation for our non-employee directors for the year ended December 31, 2011.

Name	Fees Earned or Paid in Cash	Option Awards(1)		All Other Compensation		Total

William Tan (3)	$—	$—		$6,480	(2)	$6.480
Leslie Bernhard(3)	112,600	10,319	(1)	—		122,919
Robert M. Gutkowski(3)	17,700	10,319	(1)	17,129	(2)	45,148
Hyun (Joyce) Park(3)	15,800	10,319	(1)	—		26,119

(1)	2011 expense as calculated for a stock option grant covering 10,000 shares of our common stock in accordance with FASB ASC 718.
(2)	Includes medical insurance through company plans.
(3)

At December 31, 2011: (i) Mr. Tan held an option exercisable for 356,250 shares at an exercise price of $1.54 per share; (ii) Ms. Bernhard held options exercisable for an aggregate of 40,000 shares at exercise prices ranging from $1.54 to $4.48 per share; (iii) Mr. Gutkowski held options exercisable for an aggregate of 40,000 shares at exercise prices ranging from $1.54 to $4.48 per share; and) (iv) Ms. Park held options exercisable for an aggregate of 30,000 shares at exercise prices ranging from $1.54 to $1.97 per share. The number of shares to be acquired upon exercise assumes that the options were fully exercisable at December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

BENEFICIAL OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information concerning the beneficial ownership of our common stock as of March 30, 2012 (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group.

	Common Stock

Name and Address(1)	Amount and Nature of Beneficial Ownership(2)		Percentage of Class(3)

Directors and Named Executive Officers
William Tan	2,227,995	(4)	44.9%
Ian Colin Edmonds	2,227,995	(5)	44.9%
Mimi Tan	7,000	(6)	*
Ramin Salehi	7,000	(6)	*
Leslie Bernhard	40,000	(6)	*
Robert M. Gutkowski	40,000	(6)	*
Hyun (Joyce) Park	30,000	(6)	*
All Directors and Named Executive Officers as a group (7 persons)	2,886,370	(7)	49.0%

5% Shareholders

Zunicom, Inc. 4315 W. Lovers Lane Dallas, TX 75209	2,048,870		41.0%

Randy Hardin 370 Town East Blvd Sunnyvale, TX 75182	475,000	(8)	8.7%

Wilen Management Co. Inc 2360 W Joppa Rd, Ste 226 Lutherville, MD 21093	634,492	12.7%

L. O. Heidtke(9) 201 4th Avenue, North, Ste. 1950 Nashville, TN 37219	282,442	5.6%

Julian Tymczysz 11 King George St. Greenwich, London SE10 United Kingdom	294,520	5.9%

*	Less than 1.0%.
(1)	Unless indicated otherwise, all addresses for officers and directors are c/o Universal Power Group, Inc., 1720 Hayden Road, Carrollton, TX 75006.
(2)

Except as otherwise indicated and subject to applicable community property and similar laws, we assume that each named person has the sole voting and investment power with respect to his or her shares, other than shares subject to options.

(3)

Percent of Class is based on the 5,020,000 shares outstanding as of March 30, 2012. In addition, shares which a person had the right to acquire within 60 days are also deemed outstanding in calculating the percentage ownership of the person but not deemed outstanding as to any other person.

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
(7)

Includes (i) 2,048,870 shares owned by Zunicom over which Messrs. Tan and Edmonds have voting control by virtue of the fact that they are directors of Zunicom; (ii) 1,000 shares owned by Placement & Acceptance, Inc. over which Mr. Tan has voting control; and (iii) 836,500 shares underlying options held by all directors and executive officers as a group.

(8)	Represents shares underlying options. Mr. Hardin resigned from his positions with us on January 21, 2009. The options expire December 19, 2016.
(9)	Mr. Heidtke is the General Partner of MidSouth Investment Fund, LP, the record owner of the shares.

          As of March 30, 2012, we are not aware of any pledges of our common stock, which may at a subsequent date result in a change in control of the company.

Equity Compensation Plan Information

          The following table summarizes the options granted under the Plan as well as options and warrants granted outside the Plan as of December 31, 2011. The shares covered by outstanding options are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Equity Compensation Plan Table

	Number of securities to be issued upon exercise of Outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plans Approved By Security Holders

Grants under the 2006 Stock Option Plan	1,403,842	$3.50	576,158

Equity Compensation Plans Not Approved By Security Holders
Common Stock Options(1)	20,000	$7.00	Not applicable

Total	1,423,842	$3.55	576,158

(1)

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

Transactions with Related Parties

          From January 1, 2011 through December 31, 2011, we did not engage in any related party transactions.

          On January 21, 2009 we entered into a Separation Agreement with Randy Hardin, our former president and CEO and the beneficial owner of more than 5% of our common stock as of March 30, 2012, in connection with the termination of his employment with us. Under the Separation Agreement, we agreed to continue to pay Mr. Hardin his annual base salary of $242,000 and to reimburse him for the costs of his healthcare insurance coverage through January 21, 2011 (the “Restricted Period”) to the same extent we paid for such insurance immediately prior to the termination of his employment agreement. Mr. Hardin agreed that he will not during the Restricted Period (i) compete with us in any of our lines of business including our battery and related power accessory business and our third-party logistics business; (ii) solicit or hire any of our employees; or (iii) encourage any person or entity that has an existing business relationship with us to curtail or cancel its relationship with us. In addition, Mr. Hardin agreed not to disclose any of our confidential or proprietary information.

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

          In determining director independence, the Board applies the independence standards set by NYSE Amex. In its application of such standards, the Board takes into consideration all transactions with independent directors and the impact of such transactions, if any, on any of the independent directors’ ability to continue to serve on the Board. To that end, for the fiscal year ended 2011, the Board considered all the fees paid to the independent directors disclosed below in “Item 11 – Executive Compensation – Compensation of Directors”, and determined that those transactions were within the limits of the independence standards set by NYSE Amex and did not impact their ability to continue to serve as independent directors.

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

          Audit Fees. Fees billed for service rendered by BKD LLP for the audit of the financial statements and for the reviews of our Form 10-Q filings were approximately $171,000 for 2011 and $155,000 for 2010.

          Audit-Related Fees. None

          Tax Fees. Aggregate fees billed for permissible tax services rendered by BKD LLP consisted of $0 for 2011 and $44,000 for 2010. These amounts include tax consulting, preparation of federal and state income tax returns and franchise tax returns

          All Other Fees. Fees billed for services rendered by BKD LLP for review of our annual proxy statements and Form 8-K filings were approximately $0 for 2011 and $1,500 for 2010.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements.

          The following financial statements of Universal Power Group, Inc. are submitted as a separate section of this report (See F-pages) and are incorporated by reference in Item 8:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2011 and 2010

•	Consolidated Statements of Operations for the years ended December 31, 2011 and 2010

•	Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2011 and 2010

•	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules — See response to Item 15(c) below.

3. Exhibits. — See response to Item 15(b) below.

          (b) Exhibits

The following exhibits are furnished as part of this report or incorporated herein as indicated

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Formation (including Amended and Restated Articles of Incorporation) (1)
3(ii)	Amended and Restated Bylaws (1)
4.1	Specimen stock certificate (1)
4.2	Form of representatives’ warrant (1)
10.1(a)**	Form of 2006 Stock Option Plan (1)
10.1(b)	Form of Stock Option Agreement (1)
10.1(c)**	Amendment to the 2006 Stock Option Plan (6)
10.2	Separation Agreement between UPG and Randy Hardin (2)
10.3**	Form of Ian Edmonds Employment Agreement (7)
10.7	Real Property Lease for 1720 Hayden Drive, Carrollton, Texas (1)
10.9	Real Property Lease for Las Vegas, Nevada (1)
10.10	Real Property Lease for Atlanta, GA (9)
10.11	Termination Agreement with Stan Battat d/b/a Import Consultants (3)
10.12	Third-Party Logistics & Purchase Agreement, dated as of November 3, 2008, with Brinks Home Security, Inc., (currently ADT Security Services (formerly Broadview Security), Inc.) (4)
10.13	Credit Agreement with Wells Fargo Bank, National Association (8)
10.14	Security Agreement with Wells Fargo Bank, National Association (8)
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	Management Contract, compensatory plan or arrangement.
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

Date: April 5, 2012

Universal Power Group, Inc.

By:	/s/ Ian Edmonds

Ian Edmonds
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Ian Edmonds	Chief Executive Officer, Interim Chief Financial Officer and Director (Principal Executive and Financial Officer)	April 5, 2012

Ian Edmonds

/s/ William Tan	Chairman of the Board	April 5, 2012

William Tan

/s/ Robert M. Gutkowski	Director	April 5, 2012

Robert M. Gutkowski

/s/ Leslie Bernhard	Director	April 5, 2012

Leslie Bernhard

/s/ Hyun (Joyce) Park	Director	April 5, 2012

Hyun (Joyce) Park

ITEM 15 (A) (1)
FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
UNIVERSAL POWER GROUP, INC.

DECEMBER 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Universal Power Group, Inc.
Carrollton, Texas

          We have audited the accompanying consolidated balance sheets of Universal Power Group, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Power Group, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/BKD, LLP
Dallas, Texas
April 5, 2012

UNIVERSAL POWER GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share data)

ASSETS

	December 31,

	2011	2010

CURRENT ASSETS
Cash and cash equivalents	$283	$215
Accounts receivable:
Trade, net of allowance for doubtful accounts of $384 and $657	12,972	10,190
Other	442	26
Inventories – finished goods, net of allowance for obsolescence of $830 and $1,156	24,174	32,894
Current deferred tax asset	972	1,564
Income tax receivable	721	—
Prepaid expenses and other current assets	1,426	1,237

Total current assets	40,990	46,126

PROPERTY AND EQUIPMENT
Logistics and distribution systems	1,871	1,834
Machinery and equipment	1,044	991
Furniture and fixtures	511	468
Leasehold improvements	389	408
Vehicles	171	200

Total property and equipment	3,986	3,901
Less accumulated depreciation and amortization	(3,128)	(2,561)

Net property and equipment	858	1,340

GOODWILL	1,387	—
INTANGIBLES, net	527	—
OTHER ASSETS	100	127
NON-CURRENT DEFERRED TAX ASSET	213	18

	2,227	145

TOTAL ASSETS	$44,075	$47,611

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL POWER GROUP, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Amounts in thousands except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,

	2011	2010

CURRENT LIABILITIES
Line of credit	$12,654	$16,324
Accounts payable	6,845	7,559
Income taxes payable	—	26
Accrued liabilities	1,213	456
Current portion of settlement accrual	241	734
Current portion of capital lease and note obligations	119	26
Current portion of deferred rent	14	53

Total current liabilities	21,086	25,178

LONG-TERM LIABILITIES
Settlement accrual, less current portion	—	241
Capital lease and note obligations, less current portion	229	25

Total long-term liabilities	229	266

TOTAL LIABILITIES	21,315	25,444

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, 50,000,000 shares authorized, 5,020,000 shares issued and outstanding	50	50
Additional paid-in capital	16,339	16,076
Retained earnings	6,419	6,205
Accumulated other comprehensive loss	(48)	(164)

Total shareholders’ equity	22,760	22,167

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$44,075	$47,611

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL POWER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

	Years Ended December 31,

	2011	2010

Net sales	$89,274	$107,257
Cost of sales	71,852	87,356

Gross profit	17,422	19,901

Operating expenses	16,291	14,769

Operating income	1,131	5,131

Other income (expense)
Interest expense	(568)	(681)
Other, net	(7)	2

Total other expense, net	(575)	(679)

Income before provision for income taxes	556	4,452
Provision for income taxes	(342)	(1,562)

Net income	$214	$2,890

Net income per share
Basic	$0.04	$0.58

Weighted average shares outstanding
Basic	5,020	5,002

Net income per share
Diluted	$0.04	$0.58

Weighted average shares outstanding
Diluted	5,040	5,017

The accompanying notes are integral part of these consolidated financial statements.

UNIVERSAL POWER GROUP, INC.

(Amounts in thousands)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2011 and 2010

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss

	Shares	Amounts		Retained Earnings		Comprehensive Income	Total

Balances at January 1, 2010	5,000	$50	$15,952	$3,315	$(285)	$—	$19,031

Stock-based compensation expense	—	—	85	—	—		85

Stock options exercised	20	—	39	—	—		39

Amortization of hedging instrument	—	—	—	—	121	121	121

Net income	—	—	—	2,890	—	2,890	2,890

Comprehensive income	—	—	—	—	—	$3,011	—

Balances at December 31, 2010	5,020	50	16,076	6,205	(164)	$—	22,167

Stock-based compensation expense	—	—	263	—	—		263

Amortization of hedging instrument	—	—	—	—	116	116	116

Net income	—	—	—	214	—	214	214

Comprehensive income	—	—	—	—	—	$330	—

Balances at December 31, 2011	5,020	$50	$16,339	$6,419	$(48)		$22,760

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL POWER GROUP, INC.

(Amounts in thousands)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$214	$2,890
Items not requiring (providing) cash
Depreciation and amortization	841	809
Provision for doubtful accounts	6	228
Provision for obsolete inventory	461	770
Deferred income taxes	338	107
Loss (gain) on disposal of property	7	(2)
Stock-based compensation	263	85
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable – trade	(2,148)	1,022
Accounts receivable – other	(415)	(12)
Inventories	8,892	(2,686)
Income taxes receivable/payable	(747)	(673)
Prepaid expenses and other assets	(139)	(173)
Accounts payable	(1,032)	(4,412)
Accrued liabilities	932	192
Settlement accrual	(734)	(965)
Deferred rent	(39)	(75)

Net cash provided by (used in) operating activities	6,700	(2,895)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash paid in Progressive Technologies, Inc. acquisition	(2,268)	—
Purchase of property and equipment	(59)	(135)
Proceeds from sale of equipment	2	2

Net cash used in investing activities	(2,325)	(133)

CASH FLOWS FROM FINANCING ACTIVITIES
Net activity on line of credit	(3,670)	1,149
Exercise of stock options	—	39
Payments on capital lease and note obligations	(637)	(4)

Net cash provided by (used in) financing activities	(4,307)	1,184

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	68	(1,844)
Cash and cash equivalents at beginning of year	215	2,059

Cash and cash equivalents at end of year	$283	$215

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$1,003	$2,104

Interest paid	$568	$437

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL POWER GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. ORGANIZATION

Organization

          Universal Power Group, Inc. (“UPG” or the “Company”), a Texas corporation, is a distributor and supplier of batteries and related power accessories to a diverse range of industries, and a provider of third-party fulfillment and logistics services and value-added solutions. The Company’s primary logistics center is located in Carrollton, Texas and regional logistic centers are located in Las Vegas, Nevada and Atlanta, Georgia. The Company’s customers are primarily located in the United States. A small portion of the Company’s sales is to customers located in the United Kingdom, Australia, Ireland, Japan, China, Canada and Latin America.

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

          On April 20, 2011, the Company completed an acquisition of substantially all of the business assets of Progressive Technologies, Inc. (“PTI”), a North Carolina company that designs and builds custom battery packs. The acquisition consideration totaled approximately $3,300,000 million (see Note L). PTI’s expertise in lithium-ion battery packs, among other chemistries, further enhances the Company’s product and service offerings. In addition, PTI’s products will strengthen the Company’s position in the medical field and other market segments. On September 1, 2011, PTI changed its legal name to ProTechnologies, Inc.

NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable

          Trade accounts receivable is stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms and financial condition. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts, are written off through a charge to the valuation allowance and a credit to accounts receivable.

Inventories

          Inventories consist of finished goods, primarily of batteries and security products related to the Company’s third-party fulfillment services and materials used in the assembly of batteries into “packs”. All items are stated at the lower of cost, determined using the average cost method by specific item, or market. The Company performs periodic evaluations, based upon business trends, to specifically identify obsolete, slow moving and non-salable inventory.

          The Company is a supplier for ADT Security Services. In order to meet its obligations to ADT Security Services, the Company maintains certain required inventory levels at all times. Inventory held related to the Company’s relationship with ADT Security Services, primarily components for security systems, totaled approximately $4.2 million and $8.6 million at December 31, 2011 and 2010, respectively. The third-party logistics agreement with Broadview Security, Inc. that was assumed by ADT Security Services in the merger of these entities had an initial term that expired in November 2010, with automatic one year renewal terms unless one of the parties gives the other written notice of its intent to terminate the agreement. To date, neither party has provided notice of intent to terminate the agreement. Upon expiration of its third-party logistics agreement with the Company, ADT Security Services is obligated to purchase from the Company all remaining inventory held by the Company or in transit from suppliers purchased by the Company to fulfill its obligations to ADT Security Services.

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

Goodwill

          Goodwill represents the excess of the cost of an acquisition over the fair value of the net identifiable assets of the acquired business. Goodwill is tested annually for impairment and when events or circumstances change to suggest that the carrying amount may not be recoverable. For purposes of impairment testing, goodwill is allocated to reporting units, which are either at the operating segment level or one reporting level below the operating segment. Goodwill is recorded in the financial statements at cost less accumulated impairment losses.

Intangible Assets

          Intangible assets consist primarily of non-compete agreements and customer lists. These assets are carried at historical cost and are amortized over the estimated useful lives of the assets, which range from one to six years.

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

Impairment of Long-Lived Assets

          Long-lived assets, which include property and equipment and intangible assets, are reviewed when events or changes in circumstances indicate that their carrying value may not be recoverable. If an impairment indicator exists, the Company compares the future undiscounted cash flows of such assets to their carrying value. If the carrying value exceeds the future undiscounted cash flows, the assets are written down to their fair value using discounted cash flows. There were no indicators of impairment during the years ended December 31, 2011 and 2010.

Deferred Rent

          The Company’s operating lease for its primary office and various warehouse space contains a free rent period and contains predetermined fixed increases of the minimum rental rate during the initial lease term. The Company recognizes rental expense on a straight-line basis over the minimum lease term and records the difference between the amounts charged to expense and the rent paid as deferred rent.

Comprehensive Income

          Comprehensive income reported on the consolidated statements of changes in shareholders’ equity includes the amortization and reclassification of the loss on an interest rate swap that was terminated in 2009.

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

          The Company sells products to several customers in bulk quantities. The Company obtains the order from the customer and arranges for the delivery of the product directly from the vendor to the customer to reduce freight costs and wear and tear on the product from excessive handling. The Company refers to these transactions as “drop shipments” because the product is shipped directly from its vendor to its customer. The Company also has a third-party logistics agreement with ADT Security Services. The Company purchases, handles, assembles and delivers security and installation components to ADT Security Services and to its authorized dealers. Revenues from drop shipment transactions and pursuant to the ADT Security Services agreement are recognized on a gross basis at the time the customer takes title to the product, based on an analysis of the criteria defined for gross revenue reporting. Specifically, (i) the Company is the primary obligor; (ii) the Company has general and physical loss inventory risk; (iii) the Company has credit risk; (iv) in most cases, the Company has discretion in supplier selection and product specifications; and (v) the Company has reasonable latitude within economic constraints to negotiate prices and terms with its customers.

Post Shipment Obligations

          The Company offers its customers a limited warranty for replacement of finished goods that do not function properly. Generally, the limited warranty period ranges from 90 days to three years. The most common types of warranty claims are batteries that leak or batteries that do not provide the voltage they are intended to supply. The Company’s written warranty is limited to the replacement of the product purchased and does not cover the product the battery is intended to power. The Company’s replacement rate is insignificant, and is therefore recorded when the warranty expense is incurred. If the Company determines that a shipment of product had a manufacturing defect, the Company has recourse with the manufacturer to recover the replacement costs incurred. The costs of isolated or individual instances of defects are borne by the Company. At December 31, 2011 and 2010, the Company has a warranty reserve of approximately $10,000.

Advertising costs

          Advertising costs are charged to operations when incurred. Advertising expense totaled approximately $750,000 and $480,000 for the years ended December 31, 2011 and 2010, respectively.

Shipping and Handling Costs

          Shipping and handling costs are charged to cost of sales in the accompanying statements of operations.

Earnings Per Share

          Basic earnings per common share is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during each year.

          Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding for the year. The Company’s common stock equivalents include all dilutive common stock issuable upon exercise of outstanding stock options and warrants.

          For the year ended December 31, 2011, 551,250 stock options are excluded from the calculation of diluted earnings per share because they are anti-dilutive. For the year ended December 31, 2010, 1,381,842 stock options and 300,000 warrants are excluded from the calculation of diluted earnings per share because they are anti-dilutive.

Fair Value of Financial Instruments

          The Company estimates the fair value of its assets and liabilities, which qualify as financial instruments, and includes this additional information in the notes to the financial statements when the fair value is different from carrying value of these financial instruments. The estimated fair value of cash equivalents, accounts receivable, the line-of-credit and accounts payable approximate their carrying amounts due to the relatively short maturity of these instruments. The estimated fair value of capital lease and note obligations approximates the carrying amounts since they bear market rates of interest. None of these instruments are held for trading purposes.

Stock-Based Compensation

          Stock-based compensation expense recognized in the statements of operations during the years ended December 31, 2011 and 2010 includes compensation expense recorded over the vesting period for options and restricted stock awards. Stock options are valued based on the grant date fair value. On December 22, 2011, the Company repriced certain outstanding options held by its directors, officers and employees having an exercise price substantially higher than the current per share trading price. The exercise price of these options was reduced to the current market value of common stock at the date of the modification. In consideration, the holders agreed that only 50% of their options would be exercisable immediately and the balance would be first exercisable in December 2012. These options were all fully vested at the repricing date and therefore the incremental compensation was recorded on the date of modification. The incremental compensation measured as the excess of the fair value of the modified award over the fair value of the original award immediately before the terms were modified, which totaled approximately $208,000, is recorded in operating expenses in the accompanying consolidated statements of operations. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Non-Employee Stock Options

          Options issued to non-employees are measured at fair value at the grant date and recorded to expense over the period earned.

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

Segment and Geographic Information

          The accounting standard for segment reporting requires enterprises to report financial information and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company evaluated the accounting standard for segment reporting and determined based on materiality thresholds that the Company operates in only one segment.

Reclassifications

          Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE C. INVENTORIES

          Inventories consist of the following:

	December 31,

	2011	2010

	(dollars in thousands)
Battery and related inventory	$15, 722	$19,557
Security related inventory	5,546	9,757
Electronic components inventory	3,565	4,556
Other	171	180
Inventory obsolescence reserve	(830)	(1,156)

	$24,174	$32,894

NOTE D. LINE OF CREDIT

          On December 16, 2009, the Company entered into a credit agreement with Wells Fargo under which the Company may borrow up to $30.0 million or up to $40.0 million if it can satisfy certain defined criteria, on a revolving basis (the “Credit Agreement”). All borrowings under the Credit Agreement are secured by a first lien on all of the Company’s assets. The Company’s ability to draw on the credit line is limited to an amount equal to 80% of “eligible accounts receivable” and 80% of “eligible inventory” as defined in the Credit Agreement. In connection with each draw down, the Company has an option to choose either a “Base Rate” or “Eurodollar” loan. Interest on Base Rate Loans is payable quarterly and interest on Eurodollar Loans is generally payable monthly or quarterly as selected by the Company. The annual rate of interest payable on Base Rate and Eurodollar loans fluctuate depending upon a number of factors, as described in the Credit Agreement. At December 31, 2011, all outstanding borrowings under the credit facility were accruing interest at the rate of 2.56% per annum. The Credit Agreement matures on July 30, 2013.

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

          At December 31, 2011, approximately $12.7 million was outstanding under the credit facility out of a maximum availability of approximately $17.8 million based on the borrowing formula.

Interest Rate Swap

          In connection with the Credit Agreement, the Company terminated an Interest Swap Agreement (“ISA”) it had with its previous lender and, consequently, discontinued hedge accounting as of December 16, 2009. The Company continues to incur interest expense commensurate with its original, hedged risk, and there is currently no indication that interest payments on the hedged transaction would not continue. Therefore, the realized losses related to the ISA were not recognized immediately and remain in accumulated other comprehensive income (loss). These losses are reclassified into interest expense over the original contractual term of the ISA starting as of December 16, 2009 through July 5, 2012.

NOTE F. CAPITAL LEASE AND NOTE OBLIGATIONS

Capital lease and note obligations consist of the following:

	December 31,

	2011	2010

	(dollars in thousands)
Various capital leases payable in monthly installments through December 2013. The monthly payments, including interest, range from $194 to $634. These obligations are secured by the related underlying equipment.	$26	$51

Note obligation in connection with acquisition, matures April 2015; payable $8,333 monthly including interest, unsecured	322	—

	348	51
Less current portion	(119)	(26)

Long-term portion of capital lease and note obligations	$229	$25

NOTE G. INCOME TAXES

          The Company files income tax returns in the U.S. federal jurisdiction and various states. With a few exceptions, the Company is no longer subject to U.S. state and local income tax examinations by tax authorities for years before 2008.

          Deferred tax assets and liabilities consist of the following:

	December 31,

	2011	2010

	(dollars in thousands)
Deferred tax assets, current:
Inventory obsolescence	$282	$393
Inventory capitalization	490	687
Allowance for doubtful accounts	58	86
Accrued liabilities	31	61
Interest rate swap	29	88
Settlement accrual	82	249

Total deferred tax assets, current	972	1,564

Deferred tax assets, non-current:
Intangible assets	175	86
Settlement accrual	—	82
Stock-based compensation	948	872
Property and equipment	(142)	(254)
Valuation allowance	(768)	(768)

Total deferred tax assets, non-current	213	18

Net deferred tax assets	$1,185	$1,582

          The Company’s provision for income taxes is comprised as follows:

	Year Ended December 31,

	2011	2010

	(dollars in thousands)
Current federal income tax expense (benefit)	$(67)	$1,379
Current state income tax expense	71	76
Deferred income tax expense	338	107

Provision for income taxes	$342	$1,562

          The Company’s income tax expense for the years ended December 31, 2011 and 2010 differed from the statutory federal rate of 34 percent as follows:

	Year Ended December 31,

	2011	2010

	(dollars in thousands)
Tax at statutory rate	$189	$1,514
Amounts not deductible for income tax purposes	61	38
State income taxes, net of federal income tax effect	48	50
Other	44	(40)

Income tax expense	$342	$1,562

          In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that, some portion of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

          As of December 31, 2011 and 2010, management could not determine based on weighing of objective evidence that it is more likely than not that all of the deferred tax assets will be realized. As a result, as of December 31, 2011 and 2010, a valuation allowance of $768,324 was recorded to reduce the deferred tax assets to the amount that is more likely than not to be realized.

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

          A total of 1,980,000 shares of the Company’s common stock, representing 39.4% of the total number of shares issued and outstanding at December 31, 2011, are reserved for issuance under the Plan. If an award expires or terminates unexercised or is forfeited to the Company, or shares covered by an award are used to fully or partially pay the exercise price of an option granted under the Plan or shares are retained by the Company to satisfy tax withholding obligations in connection with an option exercise or the vesting of another award, those shares will become available for further awards under the Plan.

          At December 31, 2011, common shares reserved for future issuance include 1,980,000 shares issuable under the Plan, as well as 20,000 shares issuable outside the Plan. At December 31, 2011, there are 1,403,842 options outstanding under the Plan and 576,158 options are available for future grants.

               Valuation Assumptions

          The fair values of new option awards granted under the Plan were estimated at the grant date or modification date using a Black-Scholes option pricing model with the following assumptions for the fiscal years ended December 31, 2011 and 2010:

	2011	2010

Weighted average assumptions used:
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.96%	2.40%
Expected volatility	77%	81%
Expected life (in years)	5	5
Weighted average grant date fair value	$1.03	$2.24

          Volatility for the years ended December 31, 2011 and 2010 is computed using the volatility of the Company’s common stock since its IPO transaction in late 2006. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award. Due to the limited period of time its equity shares have been publicly traded, and the lack of sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term, the expected term is calculated using the simplified method for all options granted on each grant date.

               Stock Incentive Plan Summary

          Stock option activity under the Plan for the years ended December 31, 2011 and 2010, was as follows:

	Number of Shares	Weighted Average Exercise Price

Options outstanding at January 1, 2010	1,371,842	$6.65
Granted	30,000	3.47
Exercised	(20,000)	1.97

Options outstanding at December 31, 2010	1,381,842	6.65
Granted	30,000	1.64
Canceled, forfeited or expired	(8,000)	7.00

Options outstanding at December 31, 2011	1,403,842	3.50

Options exercisable at December 31, 2011	992,546	$4.31

          On December 22, 2011, the Company modified the exercise price and exercisability dates for 822,592 stock options awarded to four board members, one executive officer and fifteen employees. Effective December 22, 2011, the exercise price for those option holders was reduced to $1.54 per share. Original exercise amounts ranged from $3.47 per share to $7.00 per share.

          Prior to the modification, the 822,592 option awards were fully vested and immediately exercisable. Effective December 22, 2011, 50% of the awards are immediately exercisable and 50% of the awards are exercisable on or after December 22, 2012.

          In accordance with ASC 718, modifications to the terms of an equity award are treated as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. For these modified awards, the Company recognized incremental compensation cost of approximately $208,000 during the year ended December 31, 2011.

               Stock Options Outstanding and Exercisable

          The following summarizes stock options outstanding under our 2006 Stock Option Plan at December 31, 2011, as modified by the provisions of the stock option modification agreement effective December 22, 2011:

Options Outstanding and Exercisable

Exercise Prices	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Remaining Contractual Life (in years)

$1.54	822,592	411,296	5.15
1.64	30,000	30,000	9.88
1.97	20,000	20,000	7.55
3.81	36,250	36,250	6.62
4.48	20,000	20,000	4.97
7.00	475,000	475,000	4.97

$1.54 - $7.00	1,403,843	992,546	5.26

          At December 31, 2011, the aggregate intrinsic value of options outstanding and exercisable was $164,692. At December 31, 2010, the aggregate intrinsic value of options outstanding and exercisable was $41,000.

          At December 31, 2011, all outstanding options under the Plan were fully vested with no remaining unrecognized compensation expense. Of these, 992,546 shares are immediately exercisable as of December 31, 2011, and the remaining 411,296 become first exercisable on December 22, 2012.

               Non-Employee Stock Options

          On March 21, 2007, the Company issued stock options to non-employees to purchase 20,000 shares of the Company’s common stock at an exercise price of $7.00 per share vesting over the next three years and expiring December 19, 2016. These stock options remain outstanding as of December 31, 2011.

               Warrants

          In connection with the IPO, the Company issued warrants to the underwriters to purchase 300,000 shares of the Company’s common stock at an exercise price of $ 8.40 per share. These warrants were exercisable at any time on or before December 19, 2011. None of these warrants remain outstanding as of December 31, 2011.

               Restricted Stock

          On June 25, 2007, Zunicom issued an aggregate of 645,133 shares of restricted stock to certain employees of UPG for past and future services. Under the terms of the grant, these shares could not be sold, conveyed, transferred, pledged, encumbered or otherwise disposed of prior to the earlier of June 25, 2011 or the date on which the employee’s employment is terminated by UPG, whichever occurred first. In January 2009, 227,229 of these shares were forfeited when the Company’s then chief executive officer resigned. In May 2011, another 19,760 shares were forfeited by employees who voluntarily terminated their employment with the Company. The Company amortized the fair value of these shares as compensation expense over the 48 month vesting period. Approximately $14,000 and $61,000 of compensation expense related to these shares was recorded during 2011 and 2010 respectively. As of December 31, 2011, the compensation expense for this group has been fully recognized.

          On June 24, 2011, Zunicom issued an additional 99,538 restricted shares of its common stock to the same Company employees who received the grant in June 2007 and who were still employed by the Company. As a condition to this grant, the grantees agreed to extend the restricted period on the shares issued in June 2007 for an additional three years. As a result, all 497,683 shares will vest on June 24, 2014. The fair value of the shares issued on June 24, 2011 at the issue date was approximately $34,000. The Company is amortizing the fair value as compensation expense over the 36-month vesting period in accordance with ASC Topic 718, Compensation – Stock Compensation. Approximately $5,700 compensation expense related to these shares was recorded during 2011. At December 31, 2011, there is approximately $28,000 of remaining unrecognized compensation expense associated with this grant.

NOTE I. CREDIT CONCENTRATIONS AND SIGNIFICANT CUSTOMERS

          Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

          Effective July 1, 2010, the FDIC’s insurance limits were permanently increased to $250,000. Pursuant to legislation evocated in 2010, the FDIC will fully insure all non-interest bearing accounts beginning December 31, 2011 through December 31, 2012, at all FDIC insured institutions.

          In the normal course of business, the Company extends unsecured credit to virtually all of its customers. Because of the credit risk involved, management has provided an allowance for doubtful accounts that reflects its estimate of amounts which may become uncollectible. In the event of complete non-performance by the Company’s customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance.

          At December 31, 2011 and 2010, the Company had receivables due from ADT Security Services that comprised approximately 23% and 13%, respectively of total trade receivables. During the years ended December 31, 2011 and 2010, ADT Security Services accounted for 14% and 28%, respectively, of net sales. The loss of ADT Security Services would materially decrease the Company’s net sales.

          A significant portion of the Company’s inventory purchases are from two suppliers, representing 48% and 7% for the year ended December 31, 2011, and 45% and 25% for the year ended December 31, 2010, respectively. The Company purchased approximately 29% and 35%, of its inventory from domestic sources with the remainder purchased from international sources, predominantly China, for the years ended December 31, 2011 and 2010, respectively. Historically, the Company has had significant long-term relationships with manufacturers located principally in China, specifically one key supplier. The Company has since expanded its supplier relationships throughout the Pacific Rim including Taiwan, Malaysia and Vietnam, in an effort to reduce supplier concentration and better supplement the Company’s supply base.

NOTE J. SETTLEMENT AGREEMENT

          In March 2009, in an effort to improve efficiencies within its sourcing channels, the Company entered into an agreement with its primary independent sourcing agent canceling its relationship with that agent. Under the agreement, the Company agreed to pay its former sourcing agent a total of $2.565 million, including amounts owed with respect to purchases prior to the cancellation of the relationship, over a three-year period. The sourcing agent assigned to the Company all of the North American distribution rights on products manufactured by certain factories, including the Company’s primary battery supplier, and agreed to a three-year non-compete covenant. At December 31, 2011 and 2010, there was approximately $241,000 and $975,000, respectively, recorded as settlement accrual in the accompanying balance sheet that are due and payable to the agent pursuant to this agreement. The Company recorded the entire settlement amount as settlement expense during 2009 and an aggregate of $89,000 will be expensed as interest over the term of the agreement.

NOTE K. COMMITMENTS AND CONTINGENCIES

Licensing Agreement

          During 2009, the Company entered into a licensing agreement for the development and sale of automotive battery chargers and maintainers, automotive jump-starters and power inverters. Under the terms of the agreement, the Company will pay a royalty of a defined percentage on net sales of licensed products as defined in the agreement. This agreement was subsequently amended to terminate at the end of 2012 and the related minimum annual royalty guarantee requirements waived.

Litigation

Universal Power Group, Inc., (Plaintiff and Counterdefendant) v. Randy T. Hardin, Steven W. Crow and Bright Way Group, LLC (Defendants, Counter Plaintiffs and Third-Party Plaintiffs) v. William Tan, Ian Edmonds and Mimi Tan Edmonds (Third-Party Defendants), Cause No. 11-09787-E (In the District Court of Dallas County, Texas, 101st Judicial District).

          The Company initiated the above referenced case on August 8, 2011 by filing its Original Petition and Application for Temporary Injunction and for Permanent Injunctive Relief against Randy Hardin, a former President of the Company, Bright Way Group, Hardin’s new business venture, and Steven Crow, the Company’s former Vice President of Product Development and Retail Chain Sales. On March 19, 2012, the parties entered into a settlement agreement whereby Defendants agreed to pay the Company a sum of money and agreed to the entry of a temporary injunction restricting Defendants from contacting certain of the Company’s customers and suppliers until January 1, 2013. The parties have agreed to dismiss all claims and counterclaims in the lawsuit.

          The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company’s financial position, operating results, or cash flows. However, there can be no assurance that such legal proceedings will not have a material impact.

Operating Leases

          The Company leases certain office and warehouse facilities and various vehicles and equipment under non-cancelable operating leases, some with escalating payment and free rent clauses with various maturity dates through 2018. Minimum future payments on these leases as of December 31, 2011 are as follows:

Years Ending December 31,	(dollars in thousands)

2012	$1,095
2013	475
2014	375
2015	324
2016	193
Thereafter	189

$2,651

          Rent expense for the years ended December 31, 2011 and 2010 totaled approximately $1.428 million and $1.063 million, respectively.

Employment Agreements and Arrangements

          The Company has an employment agreement (the “Agreement”) effective as of June 1, 2009 (the ‘Effective Date”), with Ian Edmonds, its President and Chief Executive Officer. The current employment term ends on May 31, 2015. However, beginning on June 1, of each year the term is automatically extended by an additional year unless either party provides at least 180 days prior written notice to the other of its election not to extend the term by another year. Under the Agreement, Mr. Edmonds earns a base salary of $250,000 per annum plus an annual cash bonus equal in amount to seven and one-half percent (7 1/2%) of the Company’s net income before provision for income taxes, as adjusted, provided it meets or exceed the annual targeted performance levels established by the Compensation Committee for each year. Mr. Edmonds is entitled to participate on the same basis as other senior executives in any of our benefit plans or programs available to them. In addition, the Agreement also provides, generally, that during the employment term and for the two-year period immediately following the end of such term, Mr. Edmonds shall not compete with us, solicit any of our employees for hire by an unaffiliated entity or knowingly release any of our confidential information, without the prior approval of our Board.

          On January 21, 2009, the Company entered into a Separation Agreement with Randy Hardin (“Hardin”), its former chief executive officer, terminating his employment agreement. Under the Separation Agreement, the Company agreed to continue to pay Hardin his annual base salary and to reimburse him for the costs of his healthcare insurance coverage through January 21, 2011 (the “Restricted Period”) to the same extent it paid for such insurance immediately prior to the termination of his employment agreement. In consideration therefore, Hardin agreed that he would not during the Restricted Period (i) compete with the Company in any of its lines of business including the battery and related power accessory supply and distribution business and its third-party logistics services business; (ii) solicit or hire any of its employees; or (iii) encourage any person or entity that has an existing business relationship with the Company to curtail or cancel its relationship with the Company. In addition, Hardin agreed not to disclose any of its confidential or proprietary information. (See Note K.)

NOTE L. BUSINESS COMBINATION

          In April 2011, the Company completed the acquisition of substantially all of the business assets of PTI for approximately $3.3 million, including $2.3 million in cash and $1.0 million in notes payable to third parties. PTI, which is based in Pilot Mountain, North Carolina, is an assembler and distributor of battery packs. As a result of the acquisition, the Company will have an opportunity to increase its battery pack sales. During the year ended December 31, 2011, the Company incurred approximately $0.2 million of third-party acquisition-related costs, which are included in operating expenses in the Company’s consolidated statement of operations. The acquisition was accounted for using the acquisition method of accounting, under which the aggregate purchase price (including liabilities assumed of $0.3 million) is allocated to tangible and identifiable intangible assets acquired based on their fair values. The excess of the purchase price over those fair values has been recorded as goodwill. The fair values of assets acquired are as follows: receivables of $0.6 million, inventory of $0.6 million, prepaid expenses and other assets of $0.1 million, property and equipment of $0.1 million, intangible assets of $0.7 million. The excess of the purchase consideration over the net fair value of assets acquired resulted in goodwill of $1.4 million. The goodwill of $1.4 million arising from the acquisition consists largely of the economies of scale expected from combining the operations of the Company and PTI. All of the goodwill was assigned to this reporting unit of the Company. The goodwill is expected to be deductible for income tax purposes. Goodwill will not be amortized but rather be tested annually for impairment or on more frequently if impairment indicators arise.

          Accumulated amortization associated with the intangibles acquired was $219,834 at December 31, 2011. The weighted average remaining useful life of the intangibles at December 31, 2011 is 3.58 years. Amortization expense for the year ended December 31, 2011 was $219,834. Estimated amortization at December 31, 2011 for each of the following five years is:

Years Ending December 31,

2012	$186,100
2013	152,100
2014	76,600
2015	51,433
2016	51,433
Thereafter	9,334

$527,000

NOTE M. EMPLOYEE BENEFIT PLAN

          The Company established and continues to maintain a 401(k) plan intended to qualify under sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. All employees who are at least 18 years of age are eligible to participate in the plan. There is no minimum service requirement to participate in the plan. Under the plan, an eligible employee can elect to defer from 1% to 85% of his salary subject to Internal Revenue Code limitations. The Company may, at its sole discretion, contribute and allocate to plan participant’s account a percentage of the plan participant’s contribution. PTI has a 401(k) plan which the employer contributes 3% under the safe harbor contribution. Total Company contributions to the 401(k) plans were $20,000 and $0 for the years ended December 31, 2011 and 2010, respectively.