Form 10-Q
period 2012-03-31
UNIVERSAL POWER GROUP INC.
filed 2012-05-10
CIK 1372000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 9, 2012, 5,020,000 shares of Common Stock were outstanding.

FORWARD-LOOKING STATEMENTS

    This report includes forward-looking statements as the term is defined in the Private Securities Litigation Reform Act of 1995 or by the U.S. Securities and Exchange Commission (“SEC”) in its rules, regulations and releases, regarding, among other things, all statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations.  The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC (“Annual Report”) and elsewhere in this report.  In addition, our past results of operations do not necessarily indicate our future results.

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

UNIVERSAL POWER GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(Amounts in thousands)

	March 31, 2012	December 31, 2011
	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$356	$283
Accounts receivable:
Trade, net of allowance for doubtful accounts of $409 (unaudited) and $384	15,937	12,972
Other	393	442
Inventories – finished goods, net of allowance for obsolescence of $440 (unaudited) and $830	24,164	24,174
Current deferred tax asset	823	972
Income tax receivable	661	721
Prepaid expenses and other current assets	3,199	1,426
Total current assets	45,533	40,990

PROPERTY AND EQUIPMENT
Logistics and distribution systems	1,881	1,871
Machinery and equipment	1,044	1,044
Furniture and fixtures	513	511
Leasehold improvements	394	389
Vehicles	171	171
Total property and equipment	4,003	3,986
Less accumulated depreciation and amortization	(3,203)	(3,128)
Net property and equipment	800	858

GOODWILL	1,387	1,387
INTANGIBLES, net	467	527
OTHER ASSETS	108	100
NON-CURRENT DEFERRED TAX ASSET	233	213
	2,195	2,227
TOTAL ASSETS	$48,528	$44,075

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND SHAREHOLDERS’ EQUITY
(Amounts in thousands)

	March 31, 2012	December 31, 2011
	(unaudited)

CURRENT LIABILITIES
Line of credit	$13,923	$12,654
Accounts payable	10,220	6,845
Income taxes payable	18	—
Accrued liabilities	966	1,213
Current portion of settlement accrual	—	241
Current portion of capital lease and note obligations	114	119
Current portion of deferred rent	—	14
Total current liabilities	25,241	21,086

LONG-TERM LIABILITIES
Capital lease and note obligations, less current portion	204	229
Total long-term liabilities	204	229

TOTAL LIABILITIES	25,445	21,315

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, 50,000,000 shares authorized, 5,020,000 shares issued and outstanding	50	50
Additional paid-in capital	16,342	16,339
Retained earnings	6,711	6,419
Accumulated other comprehensive loss	(20)	(48)
Total shareholders’ equity	23,083	22,760

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,528	$44,075

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands except per share data)

	Three Months Ended March 31,
	2012	2011
Net sales	$26,410	$21,587
Cost of sales	21,734	17,278
Gross profit	4,676	4,309

Operating expenses	4,167	3,536

Operating income	509	773

Other income (expense)
Interest expense	(144)	(141)
Other, net	125	—
	(19)	(141)

Income before provision for income taxes	490	632
Provision for income taxes	(198)	(229)
Net income	$292	$403
Earnings per share
Basic	$0.06	$0.08
Diluted	$0.06	$0.08
Weighted average shares outstanding
Basic	5,020	5,020
Diluted	5,202	5,046

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$292	$403
Amortization of hedging instrument	28	29
Comprehensive income	$320	$432

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$292	$403
Items not requiring (providing) cash:
Depreciation and amortization	135	155
Provision for bad debts	23	45
Provision for obsolete inventory	140	180
Deferred income taxes	129	159
Stock-based compensation	3	15
Changes in operating assets and liabilities
Accounts receivable – trade	(2,988)	1,745
Accounts receivable – other	49	(21)
Inventories	(130)	1,376
Income taxes receivable/payable	78	(537)
Prepaid expenses and other current assets	(1,773)	289
Accounts payable	3,375	1145
Accrued liabilities	(219)	136
Settlement accrual	(241)	(197)
Deferred rent	(14)	(19)
Net cash provided by (used in) operating activities	(1,141)	4,874

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(17)	—
Net cash used in investing activities	(17)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Net activity on line of credit	1,269	(4,963)
Payments on capital lease and note obligations	(38)	(6)
Net cash provided by (used in) financing activities	1,231	(4,969)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	73	(95)
Cash and cash equivalents at beginning of period	283	215
Cash and cash equivalents at end of period	$356	$120

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$7	$617
Interest paid	$144	$106

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

    The condensed consolidated interim unaudited financial statements of Universal Power Group, Inc. (“UPG” or the “Company”) included in this quarterly report have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three-month periods ended March 31, 2012 and 2011.  The results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The unaudited condensed consolidated financial statements included in this filing should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on April 5, 2012.  The condensed consolidated balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet as of that date.

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

    On January 8, 2009, the Company formed a limited liability company under the name Monarch Outdoor Adventures LLC d/b/a Monarch Hunting (“Monarch”), through which it acquired all of the tangible and intangible assets of a manufacturer and retailer of high-quality hunting products including battery and solar powered deer feeders, hunting blinds, stands and accessories for approximately $892,000.  Monarch is located in Arlington, Texas and has customers throughout the United States.  Monarch’s revenue and assets are not material to the Company’s consolidated financial statements. At March 31, 2012, the carrying value of Monarch’s assets was approximately $400,000. On May 4, 2012, the Company sold Monarch for $130,000.  See Note K.

    On April 20, 2011, the Company completed an acquisition of substantially all of the business assets of Progressive Technologies, Inc. (“PTI”), a North Carolina company that designs and builds custom battery packs.  The acquisition consideration totaled approximately $3,300,000.  PTI’s expertise in lithium-ion battery packs, among other chemistries, further enhances the Company’s product and service offerings.  In addition, PTI’s products will strengthen the Company’s position in the medical field and other market segments.  On September 1, 2011, PTI changed its legal name to ProTechnologies, Inc.

NOTE C — STOCK-BASED COMPENSATION

    At March 31, 2012, common shares reserved for future issuance include 1,980,000 shares issuable under the 2006 Stock Option Plan, as amended, as well as 20,000 shares issuable upon exercise of options not granted under the 2006 Stock Option Plan.  At March 31, 2012, there were 1,403,842 options outstanding under the 2006 Stock Option Plan, and 576,158  options are available for future grants.

    There were no options granted during the three months ended March 31, 2012 or 2011.

    At March 31, 2012, the aggregate intrinsic value of options outstanding and exercisable was $177,931.

    At March 31, 2012, all outstanding options under the 2006 Stock Option Plan were fully vested with no remaining unrecognized compensation expense.

    On June 25, 2007, Zunicom issued restricted stock to certain employees of UPG for past and future services.  The Company amortized the fair value of 398,144 shares, which had not been forfeited, as compensation expense over the 48 month vesting period.  Compensation expense related to these shares was recorded at $0 and $15,000 during March 31, 2012 and 2011, respectively

UNIVERSAL POWER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    On June 24, 2011, Zunicom issued an additional 99,538 restricted shares of its common stock to the same Company employees who received the grant in June 2007 and who were still employed by the Company. As a condition to this grant, the grantees agreed to extend the restricted period on the shares issued in June 2007 for an additional three years.  As a result, all 497,682 shares will vest on June 24, 2014.  The Company is amortizing the fair value as compensation expense over the 36-month vesting period in accordance with ASC Topic 718, Compensation – Stock Compensation.  Approximately $2,800 and $0 compensation expense related to these shares was recorded during the three-month periods ended March 31, 2012 and 2011, respectively.  At March 31, 2012, there is approximately $26,000 of remaining unrecognized compensation expense associated with this grant.

NOTE D — EARNINGS PER SHARE

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

    For the three-month period ended March 31, 2012,  the dilutive effect of 852,592 stock options is included in the calculation and 571,250 stock options are excluded from the calculation as they are antidilutive.  For the three-month period ended March 31, 2011, the dilutive effect of 146,250 stock options is included in the calculation and 1,255,592  stock options and 300,000 warrants are excluded from the calculation as they are antidilutive.

NOTE E — LINE OF CREDIT

    On December 16, 2009, the Company entered into a credit agreement with Wells Fargo under which the Company may borrow up to $30.0 million or up to $40.0 million if it can satisfy certain defined criteria, on a revolving basis (the “Credit Agreement”).  All borrowings under the Credit Agreement are secured by a first lien on all of the Company’s assets.  The Company’s ability to draw on the credit line is limited to an amount equal to 80% of “eligible accounts receivable” and 80% of “eligible inventory” as defined in the Credit Agreement.  In connection with each draw down, the Company has an option to choose either a “Base Rate” or “Eurodollar” loan.  Interest on Base Rate Loans is payable quarterly and interest on Eurodollar Loans is generally payable monthly or quarterly as selected by the Company.  The annual rate of interest payable on Base Rate and Eurodollar loans fluctuate depending upon a number of factors, as described in the Credit Agreement.  At March 31, 2012, all outstanding borrowings under the credit facility were accruing interest at the rate of 2.53% per annum.  The Credit Agreement matures on July 30, 2013.

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

    At March 31, 2012, approximately $13.9 million was outstanding under the credit facility out of a maximum availability of approximately $19.7 million based on the borrowing formula.

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

NOTE F — CONCENTRATIONS

    At March 31, 2012 and 2011, the Company had receivables due from ADT Security Services, Inc. (“ADT”) in the amount of approximately $2.7 million and $0.3 million, respectively.  During the three months ended March 31, 2012 and 2011, ADT accounted for 11% and 21%, respectively, of  net sales.

NOTE G — LEGAL PROCEEDINGS

Universal Power Group, Inc.,(Plaintiff and Counterdefendant) v. Randy T. Hardin, Steven W. Crow and Bright Way Group, LLC (Defendants, Counter Plaintiffs and Third-Party Plaintiffs) v. William Tan, Ian Edmonds and Mimi Tan Edmonds (Third-Party Defendants), Cause No. 11-09787-E (In the District Court of Dallas County, Texas, 101st Judicial District).

    The Company initiated the above referenced case on August 8, 2011 by filing its Original Petition and Application for Temporary Injunction and for Permanent Injunctive Relief against Randy Hardin, a former President of the Company, Bright Way Group, Hardin’s new business venture, and Steven Crow, the Company’s former Vice President of Product Development and Retail Chain Sales.  On March 19, 2012, the parties entered into a settlement agreement whereby the defendants agreed to pay the Company a sum of money and agreed to the entry of a temporary injunction restricting them from contacting certain of the Company’s customers and suppliers until January 1, 2013.  The parties have agreed to dismiss all claims and counterclaims in the lawsuit.

UNIVERSAL POWER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    The Company is not currently party to any legal proceedings than those arising in the ordinary course of business, which management does not believe will have a material adverse effect on the Company’s financial position, operating results, or cash flows, regardless of the outcome.

NOTE H — INCOME TAXES

    The Company files income tax returns in the U.S. federal jurisdiction and various states.  With a few exceptions, the Company is no longer subject to U.S. state and local income tax examinations by tax authorities for years before 2007.

    The Company recorded income tax expense of approximately $0.2 million for each of the three-month periods ended March 31, 2012 and 2011, respectively.  The Company's effective tax rate was 40.5% and 36.3% for the three-month period ended March 31, 2012 and 2011, respectively.  The taxes were higher than the statutory rate of 34% primarily as a result of state income taxes and items not deductible for income tax reporting.

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

NOTE K — SUBSEQUENT EVENT

On May 4, 2012, pursuant to a Securities Purchase Agreement, dated as of May 4, 2012 (the “Agreement”), the Company sold all of the issued and outstanding membership interests of Monarch for $130,000.  Of the purchase price, $50,000 was paid in cash at closing and $80,000 was evidenced by a 6% secured promissory note due May 1, 2014.  The principal amount of the note and all accrued interest thereon is payable in 24 equal monthly installments of $3,692 beginning on June 1, 2012.  The note is secured by a pledge of all of the membership interests in Monarch as well as a lien on all of Monarch’s assets.  The Agreement contains representations and warranties, covenants and indemnification provisions typical of those in these types of transactions.  UPG expects to realize a pre-tax loss of approximately $500,000 related to the sale of Monarch, taking into account continuing lease obligations for the manufacturing facility, in its second-quarter financial results.

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

Distribution Business

    We sell, distribute and market batteries, related power accessories, renewable power products and security accessories under various manufacturer brands, private labels and our own proprietary brands.  We are one of the leading domestic distributors of sealed, or “maintenance-free,” lead-acid batteries (“SLA batteries”).  We also assemble lithium-ion and other custom battery packs.  Our principal product lines include:

●	batteries and custom battery packs of a wide variety of chemistries, battery chargers and related accessories;

●	portable battery-powered products, such as jump starters and 12-volt DC power accessories;

●	renewable power products such as solar power generators and solar products; and

●	security system components, such as alarm panels, perimeter access controls, horns, sirens, speakers, transformers, cable and wire.

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

Operations Overview

    We continue to focus on executing upon our long-term strategic plan to penetrate new markets, develop new higher-margin products and diversifying to minimize our exposure to the broader economy.

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

    In May 2011, the government of the People’s Republic of China implemented a broad based inspection program for manufacturing facilities dealing with hazardous materials including lead.  These efforts came in response to a number of incidents involving the release of hazardous materials into the environment, resulting in contamination of water supplies and harm to the local population.  Chinese government authorities have been particularly focused on lead acid battery manufacturers given the potential for lead poisoning resulting from the methods used by manufacturing and recycling plants to treat waste product, including its potential release into the environment.  The Ministry of Environmental Protection in China has been inspecting these manufacturing plants and has closed a significant number of facilities due to their production practices and poor technical standards as well as their proximity to large population centers.  These recent closures have impacted production of lead acid batteries in China and have caused delays and disruptions in the supply of batteries to the United States and other global markets.  In turn, we continue to see delays in product shipments from a number of China-based factories in the first quarter of 2012.  We continue to monitor this situation as the remaining factories resume production and catch up on backorders.  We anticipate the supply chain disruptions to continue through the second quarter of 2012.

On May 4, 2012, pursuant to a Securities Purchase Agreement, dated as of May 4, 2012 (“Agreement”), we sold all of the issued and outstanding membership interests of Monarch for $130,000.  Of the purchase price, $50,000 was paid in cash at closing and $80,000 was evidenced by a 6% secured promissory note due May 1, 2014.  We expect to realize a pre-tax loss of approximately $500,000 related to the sale of Monarch in our second-quarter financial results. When we first purchased Monarch in January 2009, we believed that it held promise in terms of the variety of Monarch’s battery-powered products that might be enhanced by UPG’s supply chain infrastructure.  Unfortunately, over the past three years we determined there was not enough overlap and opportunity for growth in Monarch to justify continued investment in the business.  During that time, Monarch generated operating losses, and we were unable to generate profit or positive cash flow from its operations, however as a result of the sale, we expect improved cash flows for our overall business without the ongoing investment demands from Monarch.  Despite the loss on the sale of this business, we are encouraged by the opportunities this transaction presents to refocus UPG’s resources and management’s time on growing our core business of batteries, related power accessories and third-party logistics.

Results of Operations

    The following table compares our statement of operations data for the three months ended March 31, 2012 and 2011.  The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the nature of revenues (sales of batteries and other power accessory products versus logistics or value added services) and the relative mix of products sold (batteries versus other power supply products), which can vary from quarter to quarter, as well as the state of the general economy.  In addition, our operating results in future periods may also be affected by acquisitions.

	Three months ended March 31,
	2012		2011
	Amount	Percentage	Amount	Percentage
	(dollars in thousands)
Net sales	$26,410	100.0%	$21,587	100.0%
Cost of sales	21,734	82.3%	17,278	80.0%
Gross profit	4,676	17.7%	4,309	20.0%
Operating expenses	4,167	15.8%	3,536	16.4%
Operating income	509	1.9%	773	3.6%
Interest expense, net	(144)	(0.5%)	(141)	(0.6%)
Other income, net	125	0.5%	—	—
Income before provision for income taxes	490	1.9%	632	3.0%
Provision for income taxes	(198)	(0.8%)	(229)	(1.1%)
Net income	$292	1.1%	$403	1.9%

Comparison of the three months ended March 31, 2012 and 2011

    Net sales

    Consolidated net sales for the three-month period ended March 31, 2012 was $26.4 million compared to $21.6 million for 2011, an increase of $4.8 million, or 22.3%.  Net sales to customers other than ADT and its authorized dealers increased to $23.5 million in the 2012 period from $16.8 million in 2011 period.  This increase is attributable to fulfillment of customer order back logs, new customers and PTI sales.  Net sales to ADT and its authorized dealers, our largest customer, were $2.9 million in the 2012 period compared to $4.7 million in the 2011 period, a decrease of approximately 36.3%.

    Cost of sales

    Cost of sales is comprised of the base product cost, freight, duty and servicing fees where applicable.  Cost of sales totaled $21.7 million for the three-month period ended March 31, 2012 compared to $17.3 million in the comparable 2011 period, an increase of $4.4 million, or 25.8%.  Cost of sales as a percentage of sales increased to 82.3% in the 2012 period from 80.0% for 2011.  This increase was driven by the closure of a significant number of factories as a result of the China Ministry of Environmental Protection’s investigative efforts on production practices, which in turn resulted in disruptions and shortages in the supply of batteries to the United States and other global markets.  Our overall gross margin for the three-month period ended March 31, 2012, was approximately 17.7% compared to a gross margin of 20% for the comparable period in 2011.

    Operating expenses

    Operating expenses for the three-month period ended March 31, 2012 increased by approximately $631,000, or 17.8%, compared to 2011.  The increase in operating expenses is attributable to an increase of $310,000 in personnel and sales representative costs which also includes PTI related personnel and sales representatives, $283,000 in professional fees, which includes litigation expenses on matters that were settled in the first quarter, $75,000 in marketing expenses, $40,000 in travel and entertainment expenses and $29,000 in facility expenses, offset by a decrease of $46,000 in insurance expense, $23,000 in bad debt expense, $21,000 in depreciation and amortization expenses and $16,000 in various operational expenses.

    Operating income

    Operating income for the three-month period ended March 31, 2012 was approximately $0.5 million compared to $0.8 million in the corresponding 2011 period.

    Interest expense

    Interest expense totaled approximately $144,000 for the three-month period ended March 31, 2012 compared to $141,000 for the corresponding 2011 period, a increase of approximately $3,000.  The average outstanding loan balance on the line of credit for the 2012 and 2011 periods was $13.3 million and $11.6 million, respectively, with a weighted average interest rate of 2.53% on all 2012 borrowings and a weighted average interest rate of 2.56% on 2011 borrowings.

    Income taxes

    We recorded an income tax expense on continuing operations of approximately $0.2 million for each of the three-month periods ended March 31, 2012 and 2011.  Our effective tax rate was 40.5% and 36.3% for the three-month periods ended March 31, 2012 and 2011, respectively.  The rates reflect federal as well as state taxes.  Our effective tax rate was higher than the federal statutory rate of 34% for the three-month period ended March 31, 2012 due to state income taxes and items not deductible for income tax reporting.

Liquidity and capital resources

    We had cash and cash equivalents of approximately $0.4 million and $0.3 million at March 31, 2012 and December 31, 2011, respectively.

    For the three-month period ended March 31, 2012, net cash used in operating activities was approximately $1.1 million compared to $4.9 million provided by operating activities for the three-month period ended March 31, 2011.  The net cash used in operating activities for 2012 reflects an increase in trade accounts receivable of $3.0 million, an increase in prepaid expenses and other current assets of $1.8 million, partially offset by an increase in accounts payable of $3.4 million.  This change in working capital is attributable to the increase in sales volume and an increase in inventory purchases.

    Cash used in investing activities for the three-month period ended March 31, 2012 was $17,000 compared to $0 for the corresponding period in 2011.  The increase in cash used in investing activities is due to purchases of property and equipment in 2012.

    Net cash provided by financing activities for the three-month period ended March 31, 2012 was approximately $1.2 million as compared to $5.0 million used in financing activities for the corresponding period in 2011.  The increase in cash provided by financing activities was primarily due to draw down our line of credit offset by payments on capital lease and note obligations.

    We have a revolving credit agreement with Wells Fargo that terminates on July 30, 2013.  The credit agreement provides that we may borrow up to $30.0 million, with the possibility that we can increase the line to $40.0 million if we can satisfy certain defined criteria.  All of our assets secure our obligations under the credit agreement.  Our borrowing availability is limited to 80% of “eligible accounts receivable” and 80% of “eligible inventory,” as those terms are defined in the credit agreement.  For each borrowing, we have the option to choose a “Base Rate,” or “Eurodollar,” loan.  Interest on Base Rate loans is payable quarterly and interest on Eurodollar loans is generally payable monthly or quarterly at our option.  The annual rate of interest payable on Base Rate and Eurodollar loans fluctuate depending upon a number of factors, all as described in the credit agreement. At March 31, 2012, the interest rate was 2.53%.

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

    At March 31, 2012, approximately $13.9 million was outstanding under the credit facility out of a maximum availability of approximately $19.7 million based on the borrowing formula.

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

    The Company is not currently party to any legal proceedings than those arising in the ordinary course of business, which management does not believe will have a material adverse effect on the Company’s financial position, operating results, or cash flows.

Item 6.	Exhibits

The following exhibits are furnished as part of this report or incorporated herein as indicated

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Formation (including Amended and Restated Articles of Incorporation) (1)
3(ii)	Amended and Restated Bylaws (1)
4.1	Specimen stock certificate (1)
4.2	Form of representatives' warrant (1)
10.1(a)**	Form of 2006 Stock Option Plan (1)
10.1(b)	Form of Stock Option Agreement (1)
10.1(c)**	Amendment to the 2006 Stock Option Plan (5)
10.2	Separation Agreement between UPG and Randy Hardin (2)
10.3**	Form of Ian Edmonds Employment Agreement (6)
10.7	Real Property Lease for 1720 Hayden Drive, Carrollton, Texas (1)
10.9	Real Property Lease for Las Vegas, Nevada (1)
10.10	Real Property Lease for Atlanta, GA (8)
10.11	Termination Agreement with Stan Battat d/b/a Import Consultants (3)
10.12	Third-Party Logistics & Purchase Agreement, dated as of November 3, 2008, with Brinks Home Security, Inc., (currently ADT Security Services (formerly Broadview Security), Inc.) (4)
10.13	Credit Agreement with Wells Fargo Bank, National Association (7)
10.14	Security Agreement with Wells Fargo Bank, National Association (7)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	Management Contract, compensatory plan or arrangement.
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

(1)	Incorporated by reference to the Exhibit with the same number to our Registration Statement on Form S-1 (SEC File No. 333-137265) effective as of December 20, 2006.
(2)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 23, 2009.
(3)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 17, 2009.
(4)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2008.
(5)	Incorporated by reference to Exhibit 10.1(c) to our Annual Report on Form 10-K for the year ended December 31, 2008.
(6)	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended September 30, 2009.
(7)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 23, 2009.
(8)	Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2010.

(c)	Other Financial Statement Schedules.

    The information required by the schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Power Group, Inc.

Date: May 10, 2012	/s/ Ian Edmonds
Ian Edmonds
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ian Edmonds
Ian Edmonds
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)