Form 10-Q
period 2012-06-30
UNIVERSAL POWER GROUP INC.
filed 2012-08-13
CIK 1372000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes ☐          No ☑

As of August 6, 2012, 5,020,000 shares of Common Stock were outstanding.

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

(i)

PART I — FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements

UNIVERSAL POWER GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(Amounts in thousands except share amount)

	June 30, 2012	December 31, 2011
	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$302	$283
Accounts receivable:
Trade, net of allowance for doubtful accounts of $339 (unaudited) and $384	13,119	12,972
Other	478	442
Inventories – finished goods, net of allowance for obsolescence of $620 (unaudited) and $830	38,809	24,174
Current deferred tax assets	1,143	972
Income tax receivable	307	721
Prepaid expenses and other current assets	1,634	1,426
Total current assets	55,792	40,990

PROPERTY AND EQUIPMENT
Logistics and distribution systems	1,901	1,871
Machinery and equipment	707	1,044
Furniture and fixtures	519	511
Leasehold improvements	394	389
Vehicles	155	171
Total property and equipment	3,676	3,986
Less accumulated depreciation and amortization	(3,097)	(3,128)
Net property and equipment	579	858

GOODWILL	1,387	1,387
INTANGIBLES, net	428	527
OTHER ASSETS	94	100
NON-CURRENT DEFERRED TAX ASSET	291	213
	2,200	2,227
TOTAL ASSETS	$58,571	$44,075

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND SHAREHOLDERS’ EQUITY
(Amounts in thousands except share amount)

	June 30, 2012	December 31, 2011
	(unaudited)

CURRENT LIABILITIES
Line of credit	$20,582	$12,654
Accounts payable	13,162	6,845
Accrued liabilities	1,532	1,213
Current portion of settlement accrual	—	241
Current portion of capital lease and note obligations	106	119
Current portion of deferred rent	—	14
Total current liabilities	35,382	21,086

LONG-TERM LIABILITIES
Capital lease and note obligations, less current portion	180	229

TOTAL LIABILITIES	35,562	21,315

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, 50,000,000 shares authorized, 5,020,000 shares issued and outstanding	50	50
Additional paid-in capital	16,345	16,339
Retained earnings	6,614	6,419
Accumulated other comprehensive loss	—	(48)
Total shareholders’ equity	23,009	22,760

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$58,571	$44,075

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$23,583	$21,580	$49,921	$43,109
Cost of sales	19,392	17,218	41,077	34,429
Gross profit	4,191	4,362	8,844	8,680

Operating expenses	3,487	3,877	7,572	7,283

Operating income	704	485	1,272	1,397

Interest expense	(153)	(150)	(296)	(290)
Other, net	—	—	127	—
Total other expense, net	(153)	(150)	(169)	(290)

Income from continuing operations before provision for income taxes	551	335	1,103	1,107
Provision for income taxes	(145)	(146)	(361)	(425)
Income from continuing operations	406	189	742	682
Discontinued operations:
Loss from operations of discontinued Monarch Outdoor Adventures, LLC (including loss on disposal of $616 in Q2 2012)	(646)	(88)	(707)	(228)
Provision for income taxes	143	24	160	74
Loss on discontinued operations	(503)	(64)	(547)	(154)
Net income (loss)	$(97)	$125	$195	$528
Net income (loss) per share
Basic:
Income from continuing operations	$0.08	$0.04	$0.15	$0.14
Loss on discontinued operations	$(0.10)	$(0.01)	$(0.11)	$(0.03)
Net income (loss)	$(0.02)	$0.03	$0.04	$0.11
Diluted:
Income from continuing operations	$0.08	$0.04	$0.14	$0.14
Loss on discontinued operations	$(0.10)	$(0.01)	$(0.10)	$(0.03)
Net income (loss)	$(0.02)	$0.03	$0.04	$0.11
Weighted average shares outstanding
Basic	5,020	5,020	5,020	5,020
Diluted	5,194	5,029	5,198	5,037

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$(97)	$125	$195	$528
Amortization of hedging instrument	20	29	48	58
Comprehensive income (loss)	$(77)	$154	$243	$586

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$195	$528
Items not requiring (providing) cash, net of effect of disposition and acquisition:
Depreciation and amortization	239	374
Provision for bad debts	38	94
Provision for obsolete inventory	320	360
Deferred income taxes	(249)	68
Loss on disposal of Monarch	616	—
Gain on disposal of property	—	(1)
Stock-based compensation	6	14
Changes in operating assets and liabilities
Accounts receivable – trade	(192)	(1,554)
Accounts receivable – other	44	(1)
Inventories	(15,120)	3,746
Income taxes receivable/payable	413	(643)
Prepaid expenses and other assets	(210)	(32)
Accounts payable	6,317	(40)
Accrued liabilities	(4)	335
Settlement accrual	(241)	(375)
Deferred rent	(14)	(44)
Net cash provided by (used in) operating activities	(7,842)	2,829

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash paid in Progressive Technologies, Inc. acquisition	—	(2,267)
Net cash received on Monarch sale	40	—
Purchases of property and equipment	(51)	—
Proceeds from sales of equipment	—	1
Net cash used in investing activities	(11)	(2,266)

CASH FLOWS FROM FINANCING ACTIVITIES
Net activity on line of credit	7,928	(255)
Payments on capital lease and note obligations	(56)	(211)
Net cash provided by (used in) financing activities	7,872	(466)

NET INCREASE IN CASH AND CASH EQUIVALENTS	19	97
Cash and cash equivalents at beginning of period	283	215
Cash and cash equivalents at end of period	$302	$312

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$65	$954
Interest paid	$297	$225

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The condensed consolidated interim unaudited financial statements of Universal Power Group, Inc. (“UPG” or the “Company”) included in this quarterly report have been prepared in accordance with generally accepted accounting principles accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three and six-month periods ended June 30, 2012 and 2011.  The results for the three and six-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The unaudited condensed consolidated financial statements included in this filing should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on April 5, 2012.  The condensed consolidated balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet as of that date.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE B — ORGANIZATION

UPG is a distributor and supplier of batteries and related power accessories to a diverse range of industries, and a provider of third-party fulfillment and logistics services and value-added solutions.  The Company’s primary logistics center is located in Carrollton, Texas and regional logistic centers are located in Las Vegas, Nevada and Atlanta, Georgia.  The Company’s customers are primarily located in the United States.  A small portion of the Company’s sales is to customers located in the United Kingdom, Australia, Ireland, Japan, China, Canada and Latin America.

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

On April 20, 2011, the Company completed an acquisition of substantially all of the business assets of Progressive Technologies, Inc. (“PTI”), a North Carolina company that designs and builds custom battery packs.  The acquisition consideration totaled approximately $3.3 million.  PTI’s expertise in lithium-ion battery packs, among other chemistries, further enhances the Company’s product and service offerings.  In addition, PTI’s products will strengthen the Company’s position in the medical field and other market segments.  On September 1, 2011, PTI changed its legal name to ProTechnologies, Inc.

NOTE C — STOCK-BASED COMPENSATION

At June 30, 2012, common shares reserved for future issuance include 1,980,000 shares issuable under the 2006 Stock Option Plan, as amended, as well as 20,000 shares issuable upon exercise of options not granted under the 2006 Stock Option Plan.  At June 30, 2012, there were 1,403,842 options outstanding under the 2006 Stock Option Plan, and 576,158  options are available for future grants.

There were no options granted during the six months ended June 30, 2012 or 2011.

At June 30, 2012, the aggregate intrinsic value of options outstanding and exercisable was $224,000.

At June 30, 2012, all outstanding options under the 2006 Stock Option Plan were fully vested with no remaining unrecognized compensation expense.

On June 25, 2007, Zunicom issued restricted stock to certain employees of UPG for past and future services.  The Company amortized the fair value of 398,144 shares, which had not been forfeited, as compensation expense over the 48 month vesting period.  Compensation expense related to these shares was recorded at $0 and $29,000 during the six-month periods ended June 30, 2012 and 2011, respectively

UNIVERSAL POWER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On June 24, 2011, Zunicom issued an additional 99,538 restricted shares of its common stock to the same Company employees who received the grant in June 2007 and who were still employed by the Company.  As a condition to this grant, the grantees agreed to extend the restricted period on the shares issued in June 2007 for an additional three years.  As a result, all 497,682 shares will vest on June 24, 2014.  The Company is amortizing the fair value as compensation expense over the 36-month vesting period in accordance with ASC Topic 718, Compensation – Stock Compensation.  Approximately $5,700 and $0 compensation expense related to these shares was recorded during the six-month periods ended June 30, 2012 and 2011, respectively.  At June 30, 2012, there is approximately $23,000 of remaining unrecognized compensation expense associated with this grant.

On March 21, 2007, the Company issued stock options to non-employees to purchase 20,000 shares of the Company’s common stock at an exercise price of $7.00 per share vesting over three years and expiring December 19, 2016.  These stock options remain outstanding as of June 30, 2012.

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

For the three-month period ended June 30, 2012, the dilutive effect of 852,592 stock options is included in the calculation and 571,250 stock options are excluded from the calculation as they are antidilutive.  For the six-month period ended June 30, 2012, the dilutive effect of 852,592 stock options is included in the calculation and 571,250 stock options are excluded from the calculation as they are antidilutive.

For the three-month period ended June 30, 2011, the dilutive effect of 50,000 stock options is included in the calculation and 1,351,842 stock options and 300,000 warrants are excluded from the calculation as they are antidilutive.  For the six-month period ended June 30, 2011, the dilutive effect of 106,250 stock options is included in the calculation and 1,295,592 stock options and 300,000 warrants are excluded from the calculation as they are antidilutive.

NOTE E — LINE OF CREDIT

On December 16, 2009, the Company entered into a credit agreement with Wells Fargo under which the Company may borrow up to $30.0 million or up to $40.0 million if it can satisfy certain defined criteria, on a revolving basis (the “Credit Agreement”).  All borrowings under the Credit Agreement are secured by a first lien on all of the Company’s assets.  The Company’s ability to draw on the credit line is limited to an amount equal to 80% of “eligible accounts receivable” and 80% of “eligible inventory” as defined in the Credit Agreement.  In connection with each draw down, the Company has an option to choose either a “Base Rate” or “Eurodollar” loan.  Interest on Base Rate Loans is payable quarterly and interest on Eurodollar Loans is generally payable monthly or quarterly as selected by the Company.  The annual rate of interest payable on Base Rate and Eurodollar loans fluctuate depending upon a number of factors, as described in the Credit Agreement.  At June 30, 2012, all outstanding borrowings under the credit facility were accruing interest at the rate of 2.51% per annum.  The Credit Agreement matures on July 30, 2013.

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

At June 30, 2012, approximately $20.6 million was outstanding under the credit facility out of a maximum availability of approximately $22.0 million based on the borrowing formula.

Interest Rate Swap

In connection with the Credit Agreement, the Company terminated an Interest Swap Agreement (“ISA”) it had with its previous lender and, consequently, discontinued hedge accounting as of December 16, 2009.  The Company incurred interest expense commensurate with its original, hedged risk.   The realized losses related to the ISA was not recognized immediately and was in accumulated other comprehensive income (loss).  These losses are reclassified into interest expense over the original contractual term of the ISA starting as of December 16, 2009 through July 5, 2012.

NOTE F — CONCENTRATIONS

At June 30, 2012 and 2011, the Company had receivables due from ADT Security Services, Inc. (“ADT”) in the amount of approximately $2.3 million and $1.6 million, respectively.  For the three months ended June 30, 2012 and 2011, there were no customers with 10% or more of net sales.  For the six months ended June 30, 2012 and 2011, ADT accounted for 9% and 14%, respectively, of net sales.

UNIVERSAL POWER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE G — LEGAL PROCEEDINGS

Universal Power Group, Inc.,(Plaintiff and Counter defendant) v. Randy T. Hardin, Steven W. Crow and Bright Way Group, LLC (Defendants, Counter Plaintiffs and Third-Party Plaintiffs) v. William Tan, Ian Edmonds and Mimi Tan Edmonds (Third-Party Defendants), Cause No. 11-09787-E (In the District Court of Dallas County, Texas, 101st Judicial District).

The Company initiated the above referenced case on August 8, 2011 by filing its Original Petition and Application for Temporary Injunction and for Permanent Injunctive Relief against Randy Hardin, a former President of the Company, Bright Way Group, Hardin’s new business venture, and Steven Crow, the Company’s former Vice President of Product Development and Retail Chain Sales.  On March 19, 2012, the parties entered into a settlement agreement whereby the defendants paid the Company a sum of money and a temporary injunction restricting them from contacting certain of the Company’s customers and suppliers until January 1, 2013.  The parties have agreed to dismiss all claims and counterclaims in the lawsuit.

The Company is not currently party to any legal proceedings other than those arising in the ordinary course of business, which management does not believe will have a material adverse effect on the Company’s financial position, operating results, or cash flows, regardless of the outcome.

NOTE H — INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and various states.  With a few exceptions, the Company is no longer subject to U.S. state and local income tax examinations by tax authorities for the years before 2007.

The Company recorded income expense of approximately $0.001 and $0.1 million for the three-month periods ended June 30, 2012 and 2011, respectively.  The income tax expenses for the six-month periods ended June 30, 2012 and 2011 was $0.2 million and $0.4 million, respectively.  The Company’s effective tax rate was 1.0% and 49.3% for the three months ended June 30, 2012 and 2011, respectively.  The taxes are different than the federal statutory rate of 34% primary due to items permanently not deductible for income tax reporting purposes and state income taxes. The Company’s effective tax rate was 50.6% and 39.9% for the six months ended June 30, 2012, and 2011, respectively.

NOTE I— GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the net identifiable assets of the acquired business. Goodwill is tested annually for impairment and when events or circumstances change to suggest that the carrying amount may not be recoverable. For purposes of impairment testing, goodwill is allocated to reporting units, which are either at the operating segment level or one reporting level below the operating segment. Goodwill is recorded in the financial statements at cost less accumulated impairment losses.  In the second quarter of 2012, UPG performed the annual impairment tests and determined that goodwill was not impaired.

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

NOTE K — DISCONTINUED OPERATIONS

On May 4, 2012, pursuant to a Securities Purchase Agreement, dated as of May 4, 2012 (the “Agreement”), the Company sold all of the issued and outstanding membership interests of Monarch for $130,000.  Of the purchase price, $50,000 was paid in cash at closing and $80,000 was evidenced by a 6% secured promissory note due May 1, 2014.  The principal amount of the note and all accrued interest thereon is payable in 24 equal monthly installments of $3,692 beginning on June 1, 2012.  The note is secured by a pledge of all of the membership interests in Monarch as well as a lien on all of Monarch’s assets.  The purchasers also agreed to sublet from the Company for a minimum term of two years the premises used by Monarch at an annual rental of $42,000.  The Agreement contains representations and warranties, covenants and indemnification provisions typical of those in these types of transactions.  UPG realized a pre-tax loss of approximately $600,000 related to the sale of Monarch  including lease obligations retained for the manufacturing facility.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this report.

Business Overview

We are (i) a leading supplier and distributor of batteries, related power accessories,  low voltage wire and cable products and security accessories and (ii) a third-party logistics services provider, specializing in supply chain management and value-added services.

Distribution Business

We sell, distribute and market batteries, related power accessories, low voltage wire and cable products and security accessories under various manufacturer brands, private labels and our own proprietary brands.  We are one of the leading domestic distributors of sealed, or “maintenance-free,” lead-acid batteries (“SLA batteries”).  We also assemble lithium-ion and other custom battery packs.  Our principal product lines include:

●	batteries and custom battery packs of a wide variety of chemistries, battery chargers and related accessories;

●	portable battery-powered products, such as jump starters and 12-volt DC power accessories;

●	low voltage wire and cable products;

●	security system components, such as alarm panels, perimeter access controls, horns, sirens, speakers, transformers, cable and wire; and

●	renewable power products such as solar power generators and solar products.

Our customers include original equipment manufacturers (OEMs), distributors and both online and traditional retailers.  Our products represent basic power solutions to a wide variety of existing applications in a broad market spectrum.  They are used in a diverse and growing range of markets and applications including automotive, medical mobility, consumer goods, electronics, marine, hunting, powersports, solar, portable power, security and surveillance, fire, energy management, electrical and telecommunications.

The demand for our products is impacted by consumer and market preferences, technological developments, fuel costs, which impact manufacturing and shipping, the cost of lead and copper, the two principal raw materials used to manufacture batteries and wire and cable products, and general economic conditions.  We believe that technological change drives growth as new product introductions accelerate sales and provide us with new opportunities.  At the same time, product needs are also evolving due to changes in consumer demands and preferences that are driven, in part, by environmental and safety concerns and the need for greater density power and longer life.  Therefore, we continue to stay current regarding advances and changes in our product segments.

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

Operations Overview

We continue to focus on executing upon our long-term strategic plan to penetrate new markets, developing new higher-margin products and diversifying product mix to minimize our exposure to the broader economy.

The acquisition of ProTechnologies, Inc. (“PTI”) is indicative of this strategy. PTI is a lithium-ion battery pack assembler and distributer; and holds several ISO certifications required by medical and other specialized purchasers of battery packs.  As a result, the acquisition of PTI expands our product and service offerings, adds to our technical capabilities and enables us to penetrate new markets such as medical, military, metering, mining, hobby, handheld communications and OEM applications.

In May 2011, the government of the People’s Republic of China implemented a broad based inspection program for manufacturing facilities dealing with hazardous materials including lead.  These efforts came in response to a number of incidents involving the release of hazardous materials into the environment, resulting in contamination of water supplies and harm to the local population.  Chinese government authorities have been particularly focused on lead acid battery manufacturers given the potential for lead poisoning resulting from the methods used by manufacturing and recycling plants to treat waste product, including its potential release into the environment.  The Ministry of Environmental Protection in China has been inspecting these manufacturing plants and has closed a significant number of facilities due to their production practices and poor technical standards as well as their proximity to large population centers.  These recent closures have impacted production of lead acid batteries in China and have caused delays and disruptions in the supply of batteries to the United States and other global markets.   In the first six months of 2012 we  experienced delays in product shipments from a number of China-based factories.

On May 4, 2012, pursuant to a Securities Purchase Agreement, dated as of May 4, 2012 (“Agreement”), we sold all of the issued and outstanding membership interests of Monarch for $130,000.  Of the purchase price, $50,000 was paid in cash at closing and $80,000 was evidenced by a 6% secured promissory note due May 1, 2014.  We realized a pre-tax loss of approximately $600,000 related to the sale of Monarch in our second-quarter financial results.  When we first purchased Monarch in January 2009, we believed that it held promise in terms of the variety of Monarch’s battery-powered products that might be enhanced by UPG’s supply chain infrastructure.  Unfortunately, over the past three years we determined there was not enough overlap and opportunity for growth in Monarch to justify continued investment in the business.  During that time, Monarch generated operating losses, and we were unable to generate profit or positive cash flow from its operations, however as a result of the sale, we expect improved cash flows for our overall business because the ongoing investment demands from Monarch will no longer be required.

Results of Operations

The following table compares our statement of operations data for the three and six months ended June 30, 2012 and 2011.  The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the nature of revenues (sales of batteries, power accessories, wire and cable products, security products versus logistics or value added services) and the relative mix of products sold (batteries versus security products, wire and cable products and power accessories), which can vary from quarter to quarter, as well as the state of the general economy.  In addition, our operating results in future periods may also be affected by acquisitions.

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Net sales	$23,583	100.0%	$21,580	100.0%	$49,921	100.0%	$43,109	100.0%
Cost of sales	19,392	82.2%	17,218	79.8%	41,077	82.3%	34,429	79.9%
Gross profit	4,191	17.8%	4,362	20.2%	8,844	17.7%	8,680	20.1%
Operating expenses	3,487	14.8%	3,877	18.0%	7,572	15.2%	7,283	16.9%
Operating income	704	3.0%	485	2.2%	1,272	2.5%	1,397	3.2%
Interest expense	(153)	(0.6%)	(150)	(0.7%)	(296)	(0.6%)	(290)	(0.7%)
Other, net	—	—	—	—	127	0.3%	—	—
Income from continuing operations before provision for income taxes	551	2.3%	335	1.6%	1,103	2.2%	1,107	2.6%
Provision for income taxes	(145)	(0.6%)	(146)	(0.7%)	(361)	(0.7%)	(425)	(1.0%)
Income from continuing operations	406	1.7%	189	0.9%	742	1.5%	682	1.6%
Loss on discontinued operations	(646)	(2.7%)	(88)	(0.4%)	(707)	(1.4%)	(228)	(0.5%)
Provision for income taxes	143	0.6%	24	0.1%	160	0.3%	74	0.2%
Loss on discontinued operations	(503)	(2.1%)	(64)	(0.3%)	(547)	(1.1%)	(154)	(0.4%)
Net income (loss)	$(97)	(0.4%)	$125	0.6%	$195	0.4%	$528	1.2%

Comparison of the three months ended June 30, 2012 and 2011

Net sales

Consolidated net sales for the three-month period ended June 30, 2012 was $23.6 million compared to $21.6 million for same period in 2011, an increase of $2.0 million or 9.3%.  Net sales to customers other than ADT and its authorized dealers increased to $22.0 million in the 2012 period from $20.2 million in the same 2011 period.  This increase was attributable to growth in sales to existing customers.

Cost of sales

Cost of sales is comprised of the base product cost, freight, duty and servicing fees where applicable.  Cost of sales totaled $19.4 million for the three-month period ended June 30, 2012 compared to $17.2 million in the comparable 2011 period, an increase of $2.2 million, or 12.6%.  Cost of sales as a percentage of sales increased to 82.2% in the 2012 three-month period from 79.8% in 2011.   This increase was driven by the closure of a significant number of factories as a result of the China Ministry of Environmental Protection’s investigative efforts on production practices, which in turn resulted in disruptions and shortages in the supply of batteries to the United States and other global markets. This increase in cost of sales was attributable in part to increased costs as a result of the shortage in supply of sealed lead acid batteries due to factory closures and manufacturing disruptions from Chinese suppliers.  We have also seen higher product costs overall as material and labor costs have risen in China.  These cost increases combined with the need to honor our pricing commitments to our customers placed downward pressure on gross margins.

Operating expenses

Operating expenses for the three-month period ended June 30, 2012 decreased by approximately $390,000, or 10.0%, compared to the same period in 2011.  For the 2012 period, the decrease in operating expenses is attributable to decreases of (i) $110,000 in personnel and travel cost; (ii) $100,000 in legal and professional fees; (iii) $110,000 depreciation and amortization and (iv) $70,000  in facilities costs, marketing expenses, bad debts expenses, and insurance.

Operating income

For the three-month period ended June 30, 2012, our operating income increased by approximately $200,000 , or 45.2%, compared to the second quarter of 2011.

Interest expense

Interest expense totaled approximately $153,000 and $150,000  for the three-month period ended June 30, 2012 and 2011, respectively.  The average outstanding loan balance on the line of credit for the 2012 and 2011 periods was $18.0 million and $15.0 million, respectively, with a weighted average interest rate of 2.50% on all 2012 and 2011 borrowings, respectively.

Discontinued Operations

The disposition of Monarch resulted in a loss on disposal of approximately $600,000  for the three-month period ended June 30, 2012.  We sold Monarch for $130,000 of which approximately $40,000 was net cash and $80,000 was secured in a two-year promissory note.   This was offset by $100,000 in inventory, $200,000 in property and equipment and $400,000 in rent..  The total remaining contractual estimated lease obligation amounted to $700,000 accrued in connection with the sale, including future estimate property taxes, until the expiration of the lease on August 31, 2018 offset by sublease income and estimated fair rental value for the remainder of the lease term of $300,000.  The revenue generated by Monarch for the three months of 2012 and 2011 were insignificant to consolidated revenue.

Income taxes

We recorded an income tax expense on continuing operations of approximately $145,000 and $146,000 for each of the three-month periods ended June 30, 2012 and 2011, respectively.  Our effective tax rate was 26.3% and 43.6% for the three-month periods ended June 30, 2012 and 2011, respectively.  The taxes reflect federal as well as state taxes.

For the six months ended June 30, 2012 and 2011

Net Sales

For the six-month period ended June 30, 2012, we had net sales of $49.9 million compared to $43.1 million for the same period in 2011, an increase of $6.8 million, or 15.8%.  Net sales to customers other than ADT and its authorized dealers increased to $45.5 million in the 2012 period from $37.0 million in the same 2011 period, an increase of $8.5 million or 19.2%.  This increase was attributable to increase sales to new and existing customers and sales by PTI.   Net sales to ADT and its authorized dealers were $4.5 million in the 2012 period compared to $6.2 million in the 2011 period, a decrease of approximately 25.6%.

Cost of sales

Cost of sales totaled $41.1 million for the six-month period ended June 30, 2012 compared to $34.4 million in the comparable 2011 period, an increase of $6.6 million, or 19.3%.  Cost of sales as a percentage of sales increased to 82.3% in 2012 compared to 79.9% in 2011.  This increase was driven by the closure of a significant number of factories as a result of the China Ministry of Environmental Protection’s investigative efforts on production practices, which in turn resulted in disruption and shortages in the supply of batteries to the United States and other global markets. This shortage in supply of sealed lead acid batteries due to factory closures and manufacturing disruptions from Chinese contributed to increased cost of sales during the first six months of 2011.  We have also seen higher product costs overall as material and labor costs have risen in China. These cost increases combined with the need to honor our pricing commitments to our customers placed downward pressure on gross margins. Our overall gross margin for the six-month period ended June 30, 2012, was approximately 17.7% compared to a gross margin of 20.1% for the comparable period in 2011.

Operating expenses

Operating expenses for the six-month period ended June 30, 2012 increased by approximately $300,000, or 4.0%, to $7.5 million compared to $7.2 million in the same period in 2011.  For the 2012 period, the increase in operating expenses is attributable to increases of $200,000 in personnel and $200,000 in legal and professional fees.   These increases were offset, in part, by decreases of an aggregate of $100,000 in depreciation and amortization, marketing, bad debt expense, insurance and facilities. The increase in operating expenses includes PTI expenses which were not reflected for the entire six months of 2011.

Operating income

For the six-month period ended June 30, 2012, our operating income decreased to approximately $1.3 million compared to $1.4 million for the same period in 2011.

Interest expense

Interest expense totaled approximately $300,000 for the six-month periods ended June 30, 2012 and 2011 respectively. The average outstanding loan balance on the line of credit for the 2012 and 2011 periods was $15.6 million and $13.3 million, respectively, with a weighted average interest rate of 2.51% and 2.53% on all 2012 and 2011 borrowings, respectively.

Discontinued Operations

The disposition of Monarch resulted in a loss on disposal of approximately $600,000  for the six-month period ended June 30, 2012.  We sold Monarch for $130,000 of which approximately $40,000 was net cash and $80,000 was secured in a two-year promissory note.  This was offset by $100,000 in inventory, $200,000 in properaty and equipment and $400,000 in rent..  The total remaining contractual estimated lease obligation amounted to $700,000 accrued in connection with the sale, including future estimate property taxes, until the expiration of the lease on August 31, 2018 offset by sublease income and estimated fair rental value for the remainder of the lease term of $300,000.  The revenue generated by Monarch for the six months of 2012 and 2011 were insignificant to the consolidated revenue.

Income taxes

We recorded income tax expense on continuing operations of approximately $361,000 and $425,000 for the six-month periods ended June 30, 2012 and 2011, respectively.  Our effective tax rate was 32.7% and 38.4% for the six-month periods ended June 30, 2012 and 2011, respectively.  The rates reflect federal as well as state taxes.

Liquidity and capital resources

We had cash and cash equivalents of approximately $300,000, at June 30, 2012 and December 31, 2011, respectively.

For the six-month period ended June 30, 2012, net cash used in operating activities was approximately $7.8 million compared to $2.8 million provided by operating activities for the same period in 2011.  The net cash used in operating activities for 2012 reflects non-cash charges of $600,000 resulting from loss on disposal of Monarch, increase in deferred income taxes of $249,000, an increase in inventory of $14.6 million, an increase in trade accounts receivable of $147,000 and an increase in prepaid expenses of $208,000 which were an offset by increase in accounts payable of $6.3 million and decrease of $400,000 in income tax receivable.   This change in working capital is attributable to the increase in inventory purchases for when factories were closed in 2011 from which we are rebuilding our inventory levels. Our inventory levels were affected by the production issues of battery manufacturers in China, as significant shipping delays resulted in the depletion of our inventory during 2011, resulting in exceptionally low inventory levels at December 31, 2011.  As manufacturing and delivery lead times improved through the second quarter, we were able to increase inventories to more historical levels.  In addition, we elected to add additional inventory to provide an extra layer of safety given the continued uncertainties in the market.

Net cash used in investing activities for the six-month period ended June 30, 2012 was $11,000 compared to $2.3 million used in investing activities for the same period in 2011.  The net cash used in purchases of property and equipment was offset with cash received on the sale of Monarch in 2012.

Net cash provided by financing activities for the six-month period ended June 30, 2012 was approximately $7.9 million as compared to $500,000 used in financing activities for the corresponding period in 2011.  The increase in cash provided by financing activities was primarily due to draw down our line of credit.

We have a revolving credit agreement with Wells Fargo that terminates on July 30, 2013.  The Credit Agreement provides that we may borrow up to $30.0 million, with the possibility that we can increase the line to $40.0 million if we can satisfy certain defined criteria.  All of our assets secure our obligations under the Credit Agreement.  Our borrowing availability is limited to 80% of “eligible accounts receivable” and 80% of “eligible inventory,” as those terms are defined in the Credit Agreement.  For each borrowing, we have the option to choose a “Base Rate,” or “Eurodollar,” loan.  Interest on Base Rate loans is payable quarterly and interest on Eurodollar loans is generally payable monthly or quarterly at our option.  The annual rate of interest payable on Base Rate and Eurodollar loans fluctuate depending upon a number of factors, all as described in the Credit Agreement. At June 30, 2012, the interest rate was 2.51%.The Credit Agreement contains negative covenants restricting our ability to take certain actions without Wells Fargo’s consent, including incurring additional indebtedness, transferring or encumbering assets, paying dividends or making certain other payments, and acquiring other businesses.  If there is an “event of default”, including failure to pay, bankruptcy, breach of covenants and breach of representations and warranties, all amounts outstanding under the credit facility will become immediately due and payable.  In addition, we must maintain certain financial covenants on a quarterly basis.

At June 30, 2012, approximately $20.6 million was outstanding under the credit facility out of a maximum availability of approximately $22.0 million based on the borrowing formula.

We believe that our cash and cash equivalents, cash provided by operations and cash available under our line of credit will be sufficient to meet our operational needs over the next 12 months.

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

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012, covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is not currently party to any legal proceedings other than those arising in the ordinary course of business, which management does not believe will have a material adverse effect on the Company’s financial position, operating results, or cash flows.

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
***
Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

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

Universal Power Group, Inc.

Date: August 13, 2012	/s/Ian Edmonds
Ian Edmonds President and Chief Executive Officer (Principal Executive Officer)

/s/Ian Edmonds
Ian Edmonds Interim Chief Financial Officer (Principal Financial and Accounting Officer)