Form 10-Q
period 2012-09-30
UNIVERSAL POWER GROUP INC.
filed 2012-11-09
CIK 1372000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes ☐                 No ☑

As of November 9, 2012, 5,020,000 shares of Common Stock were outstanding.

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

(i)

PART I — FINANCIAL INFORMATION

Item 1.             Condensed Consolidated Financial Statements

UNIVERSAL POWER GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(Amounts in thousands except share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$987	$283
Accounts receivable:
Trade, net of allowance for doubtful accounts of $343 (unaudited) and $384	10,951	12,972
Other	454	442
Inventories – finished goods, net of allowance for obsolescence of $785 (unaudited) and $830	34,161	24,174
Current deferred tax assets	1,174	972
Income tax receivable	167	721
Prepaid expenses and other current assets	873	1,426
Total current assets	48,767	40,990

PROPERTY AND EQUIPMENT
Logistics and distribution systems	1,908	1,871
Machinery and equipment	707	1,044
Furniture and fixtures	519	511
Leasehold improvements	395	389
Vehicles	155	171
Total property and equipment	3,684	3,986
Less accumulated depreciation and amortization	(3,158)	(3,128)
Net property and equipment	526	858

GOODWILL	1,387	1,387
INTANGIBLES, net	390	527
OTHER ASSETS	98	100
NON-CURRENT DEFERRED TAX ASSET	351	213
	2,226	2,227

TOTAL ASSETS	$51,519	$44,075

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Amounts in thousands except share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)

CURRENT LIABILITIES
Line of credit	$21,346	$12,654
Accounts payable	5,583	6,845
Accrued liabilities	1,280	1,213
Current portion of settlement accrual	—	241
Current portion of capital lease and note obligations	100	119
Current portion of deferred rent	—	14
Total current liabilities	28,309	21,086

LONG-TERM LIABILITIES
Capital lease and note obligations, less current portion	156	229

TOTAL LIABILITIES	28,465	21,315

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, 50,000,000 shares authorized, 5,020,000 shares issued and outstanding	50	50
Additional paid-in capital	16,347	16,339
Retained earnings	6,657	6,419
Accumulated other comprehensive loss	—	(48)
Total shareholders’ equity	23,054	22,760

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,519	$44,075

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$22,114	$24,676	$72,035	$67,785
Cost of sales	18,539	19,920	59,617	54,349
Gross profit	3,575	4,756	12,418	13,436

Operating expenses	3,312	4,241	10,883	11,524

Operating income	263	515	1,535	1,912

Interest expense	(145)	(161)	(441)	(452)
Other, net	3	—	129	—
Total other expense, net	(142)	(161)	(312)	(452)

Income from continuing operations before provision for income taxes	121	354	1,223	1,460
Provision for income taxes	(78)	(197)	(439)	(623)
Income from continuing operations	43	157	784	837
Discontinued operations:
Gain (loss) from operations of discontinued Monarch Outdoor Adventures, LLC (including loss on disposal of $616 in Q2 2012)	—	40	(707)	(187)
Provision for income taxes	—	(14)	161	61
Gain (loss) on discontinued operations	—	26	(546)	(126)
Net income	$43	$183	$238	$711
Net income (loss) per share
Basic:
Income from continuing operations	$0.01	$0.03	$0.16	$0.17
Gain (loss) on discontinued operations	$0.00	$0.01	$(0.11)	$(0.03)
Net income	$0.01	$0.04	$0.05	$0.14
Diluted:
Income from continuing operations	$0.01	$0.03	$0.15	$0.17
Gain (loss) on discontinued operations	$0.00	$0.01	$(0.10)	$(0.03)
Net income	$0.01	$0.04	$0.05	$0.14
Weighted average shares outstanding
Basic	5,020	5,020	5,020	5,020
Diluted	5,244	5,025	5,215	5,029

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$43	$183	$238	$711
Amortization of hedging instrument	—	29	48	87
Comprehensive income	$43	$212	$286	$798

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$238	$711
Items not requiring (providing) cash
Depreciation and amortization	338	616
Provision for bad debts	53	139
Provision for obsolete inventory	500	540
Deferred income taxes	(340)	(63)
Loss on disposal of Monarch	616	—
Gain on disposal of property	—	7
Stock-based compensation	8	22
Changes in operating assets and liabilities, net of effect of disposition and acquisition:
Accounts receivable – trade	1,961	(1,366)
Accounts receivable – other	68	(4)
Inventories	(10,652)	12,685
Income taxes receivable/payable	554	(284)
Prepaid expenses and other assets	551	(863)
Accounts payable	(1,262)	(2,479)
Accrued liabilities	(207)	521
Settlement accrual	(241)	(554)
Deferred rent	(64)	(53)
Net cash provided by (used in) operating activities	(7,879)	9,575

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash paid in ProTechnologies, Inc. Acquisition	—	(2,268)
Net cash received on Monarch Outdoor Adventures, LLC sale	40	—
Purchases of property and equipment	(59)	(59)
Proceeds from sales of equipment	—	2
Net cash used in investing activities	(19)	(2,325)

CASH FLOWS FROM FINANCING ACTIVITIES
Net activity on line of credit	8,692	(6,586)
Payments on capital lease and note obligations	(90)	(517)
Net cash provided by (used in) financing activities	8,602	(7,103)

NET INCREASE IN CASH AND CASH EQUIVALENTS	704	147
Cash and cash equivalents at beginning of period	283	215
Cash and cash equivalents at end of period	$987	$362

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$81	$975
Interest paid	$442	$454

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The condensed consolidated interim unaudited financial statements of Universal Power Group, Inc. (“UPG” or the “Company”) included in this quarterly report have been prepared in accordance with generally accepted accounting principles accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three and nine-month periods ended September 30, 2012 and 2011.  The results for the three and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year or any other interim period.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The unaudited condensed consolidated financial statements included in this filing should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on April 5, 2012.  The condensed consolidated balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet as of that date.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE B — ORGANIZATION

UPG is a distributor and supplier of batteries and related power accessories to a diverse range of industries, and a provider of third-party fulfillment and logistics services and value-added solutions.  The Company’s primary logistics center is located in Carrollton, Texas and regional logistic centers are located in Las Vegas, Nevada and Atlanta, Georgia.  The Company’s customers are primarily located in the United States.  A small portion of the Company’s sales are to customers located in the United Kingdom, Australia, Ireland, Japan, China, Canada and Latin America.

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

NOTE C — STOCK-BASED COMPENSATION

At September 30, 2012, common shares reserved for future issuance include 1,980,000 shares issuable under the 2006 Stock Option Plan, as amended, as well as 20,000 shares issuable upon exercise of options not granted under the 2006 Stock Option Plan.  At September 30, 2012, there were 1,403,842 options outstanding under the 2006 Stock Option Plan, and 576,158  options are available for future grants.

There were no options granted during the nine months ended September 30, 2012 or 2011.

At September 30, 2012, the aggregate intrinsic value of options outstanding and exercisable was $302,000.

At September 30, 2012, all outstanding options under the 2006 Stock Option Plan were fully vested with no remaining unrecognized compensation expense.

On June 25, 2007, Zunicom issued restricted stock to certain employees of UPG for past and future services.  The Company amortized the fair value of 398,144 shares, which had not been forfeited, as compensation expense over the 48 month vesting period.  Compensation expense related to these shares was recorded at $0 and $19,000 during the nine-month periods ended September 30, 2012 and 2011, respectively.

UNIVERSAL POWER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On June 24, 2011, Zunicom issued an additional 99,538 restricted shares of its common stock to the same Company employees who received the grant in June 2007 and who were still employed by the Company.  As a condition to this grant, the grantees agreed to extend the restricted period on the shares issued in June 2007 for an additional three years.  As a result, all 497,682 shares will vest on June 24, 2014.  The Company is amortizing the fair value as compensation expense over the 36-month vesting period in accordance with ASC Topic 718, Compensation – Stock Compensation.  Approximately $8,500 and $2,800 compensation expense related to these shares was recorded during the nine-month periods ended September 30, 2012 and 2011, respectively.  At September 30, 2012, there is approximately $19,900 of remaining unrecognized compensation expense associated with this grant.

On March 21, 2007, the Company issued stock options to non-employees to purchase 20,000 shares of the Company’s common stock at an exercise price of $7.00 per share vesting over three years and expiring December 19, 2016.  These stock options remain outstanding as of September 30, 2012.

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

For the three-month period ended September 30, 2012, the dilutive effect of 872,592 stock options is included in the calculation and 551,250 stock options are excluded from the calculation as they are antidilutive.  For the nine-month period ended September 30, 2012, the dilutive effect of 872,592 stock options is included in the calculation and 551,250 stock options are excluded from the calculation as they are antidilutive.

For the three-month period ended September 30, 2011, the dilutive effect of 20,000 stock options is included in the calculation and 1,373,842 stock options and 300,000 warrants are excluded from the calculation as they are antidilutive.  For the nine-month period ended September 30, 2011, the dilutive effect of 50,000 stock options is included in the calculation and 1,343,842 stock options and 300,000 warrants are excluded from the calculation as they are antidilutive.

NOTE E — LINE OF CREDIT

On December 16, 2009, the Company entered into a credit agreement with Wells Fargo under which the Company may borrow up to $30.0 million or up to $40.0 million if it can satisfy certain defined criteria, on a revolving basis (the “Credit Agreement”).  All borrowings under the Credit Agreement are secured by a first lien on all of the Company’s assets.  The Company’s ability to draw on the credit line is limited to an amount equal to 80% of “eligible accounts receivable” and 80% of “eligible inventory” as defined in the Credit Agreement.  In connection with each draw down, the Company has an option to choose either a “Base Rate” or “Eurodollar” loan.  Interest on Base Rate Loans is payable quarterly and interest on Eurodollar Loans is generally payable monthly or quarterly as selected by the Company.  The annual rate of interest payable on Base Rate and Eurodollar loans fluctuate depending upon a number of factors, as described in the Credit Agreement.  At September 30, 2012, all outstanding borrowings under the credit facility were accruing interest at the rate of 2.51% per annum.  The Credit Agreement matures on July 30, 2013.

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

At September 30, 2012, approximately $21.3 million was outstanding under the credit facility out of a maximum availability of approximately $22.2 million based on the borrowing formula.

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

NOTE F — CONCENTRATIONS

At September 30, 2012 and 2011, the Company had receivables due from ADT Security Services, Inc. (“ADT”) in the amount of approximately $1.8  million and $1.7 million, respectively.  For the three months ended September 30, 2012 and 2011, there were no customers with 10% or more of net sales.  For the nine months ended September 30, 2012, there were no customers with 10% or more of net sales.  For the nine months ended September 30, 2011, ADT accounted for 12% of net sales.

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

The Company initiated the above referenced case on August 8, 2011 by filing its Original Petition and Application for Temporary Injunction and for Permanent Injunctive Relief against Randy Hardin, a former President of the Company, Bright Way Group, Hardin’s new business venture, and Steven Crow, the Company’s former Vice President of Product Development and Retail Chain Sales.  On March 19, 2012, the parties entered into a settlement agreement whereby the defendants paid the Company a sum of money and agreed to an entry of a temporary injunction restricting them from contacting certain of the Company’s customers and suppliers until January 1, 2013.  The parties have agreed to dismiss all claims and counterclaims in the lawsuit.

The Company is not currently party to any legal proceedings other than those arising in the ordinary course of business, which management does not believe will have a material adverse effect on the Company’s financial position, operating results, or cash flows, regardless of the outcome.

NOTE H — INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and various states.  With a few exceptions, the Company is no longer subject to U.S. state and local income tax examinations by tax authorities for the years before 2008.

The Company recorded income tax expense of approximately $78,000 and $211,000 for the three-month periods ended September 30, 2012 and 2011, respectively.  The income tax expense for the nine-month periods ended September 30, 2012 and 2011 was $278,000 and $562,000, respectively.  The Company’s effective tax rate was 64.5% and 53.6% for the three months ended September 30, 2012 and 2011, respectively.  The Company’s effective tax rate was 53.9% and 44.1% for the nine-months ended September 30, 2012, and 2011, respectively. The taxes are different than the federal statutory rate of 34% primary due to items permanently not deductible for income tax reporting purposes and state income taxes.

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

NOTE K — DISCONTINUED OPERATIONS

On May 4, 2012, pursuant to a Securities Purchase Agreement, dated as of May 4, 2012 (the “Agreement”), the Company sold all of the issued and outstanding membership interests of Monarch for $130,000.  Of the purchase price, $50,000 was paid in cash at closing and $80,000 was evidenced by a 6% secured promissory note maturing May 1, 2014.  The principal amount of the note and all accrued interest thereon is payable in 24 equal monthly installments of $3,692 beginning on June 1, 2012.  The note is secured by a pledge of all of the membership interests in Monarch as well as a lien on all of Monarch’s assets.  The purchasers also agreed to sublet from the Company for a minimum term of two years the premises used by Monarch at an annual rental of $42,000.  The Agreement contains representations and warranties, covenants and indemnification provisions typical of those in these types of transactions.  UPG realized a pre-tax loss of approximately $600,000 related to the sale of Monarch including lease obligations retained for the manufacturing facility.

NOTE L — SUBSEQUENT EVENT

On October 31, 2012, the Company entered into a 10-year lease for approximately 208,800 square feet in Coppell, TX for its corporate headquarters and warehouse.  The lease term starts on March 1, 2013 with base payments totaling approximately $3,852,000 over the 10-year lease term.

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

The demand for our products is impacted by consumer and market preferences, technological developments, fuel costs, which impact manufacturing and shipping, the cost of lead and copper, the two principal raw materials used to manufacture batteries and wire and cable products, and general economic conditions.  We believe that technological change drives growth as new product introductions accelerate sales and provide us with new opportunities.  At the same time, product needs are also evolving due to changes in consumer demands and preferences that are driven, in part, by environmental and safety concerns and the need for greater density power and longer life.  Therefore, we continue to stay current regarding advances and changes in our products.

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

In May 2011, the government of the People’s Republic of China implemented a broad based inspection program for manufacturing facilities dealing with hazardous materials including lead.  These efforts came in response to a number of incidents involving the release of hazardous materials into the environment, resulting in contamination of water supplies and harm to the local population.  Chinese government authorities have been particularly focused on lead acid battery manufacturers given the potential for lead poisoning resulting from the methods used by manufacturing and recycling plants to treat waste product, including its potential release into the environment.  The Ministry of Environmental Protection in China has been inspecting these manufacturing plants and has closed a significant number of facilities due to their production practices and poor technical standards as well as their proximity to large population centers.  These recent closures have impacted production of lead acid batteries in China and have caused delays and disruptions in the supply of batteries to the United States and other global markets.  In the first nine months of 2012 we experienced delays in product shipments from a number of China-based factories.

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

Results of Operations

The following table compares our statement of operations data for the three and nine months ended September 30, 2012 and 2011.  The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the nature of revenues (sales of batteries, power accessories, wire and cable products, security products versus logistics or value added services) and the relative mix of products sold (batteries versus security products, wire and cable products and power accessories), which can vary from quarter to quarter, as well as the state of the general economy.  In addition, our operating results in future periods may also be affected by acquisitions.

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Net sales	$22,114	100.0%	$24,676	100.0%	$72,035	100.0%	$67,785	100.0%
Cost of sales	18,539	83.8%	19,920	80.7%	59,617	82.8%	54,349	80.2%
Gross profit	3,575	16.2%	4,756	19.3%	12,418	17.2%	13,436	19.8%
Operating expenses	3,312	15.0%	4,241	17.2%	10,883	15.1%	11,524	17.0%
Operating income	263	1.2%	515	2.1%	1,535	2.1%	1,912	2.8%
Interest expense	(145)	(0.7%)	(161)	(0.7%)	(441)	(0.6%)	(452)	(0.7%)
Other, net	3	0.1%	—	—	129	0.2%	—	—
Income from continuing operations before provision for income taxes	121	0.6%	354	1.4%	1,223	1.7%	1,460	2.1%
Provision for income taxes	(78)	(0.4%)	(197)	(0.8%)	(439)	(0.6%)	(623)	(0.9%)
Income from continuing operations	43	0.2%	157	0.6%	784	1.1%	837	1.2%
Gain (loss) on discontinued operations	—	0.0%	40	0.1%	(707)	(1.0%)	(187)	(0.3%)
Provision for income taxes	—	0.0%	(14)	(0.0%)	161	0.2%	61	0.1%
Gain (loss) on discontinued operations	—	0.0%	26	0.0%	(546)	(0.8%)	(126)	(0.2%)
Net income	$43	0.2%	$183	0.7%	$238	0.3%	$711	1.0%

Comparison of the three months ended September 30, 2012 and 2011

Net sales

Consolidated net sales for the three-month period ended September 30, 2012 was $22.1 million compared to $24.7 million for same period in 2011, a decrease of $2.6 million or 10.4%.  This decrease was attributable to the decrease in sales to retail customers and ADT and its authorized dealers which was offset by an increase of PTI sales.

Cost of sales

Cost of sales is comprised of the base product cost, freight, duty and servicing fees where applicable.  Cost of sales totaled $18.5 million for the three-month period ended September 30, 2012 compared to $19.9 million in the comparable 2011 period, a decrease of $1.4 million, or 6.9%.  Cost of sales as a percentage of sales increased to 83.8% in the 2012 three-month period from 80.7% in 2011.  This increase was driven by the closure of a significant number of factories as a result of the China Ministry of Environmental Protection’s investigative efforts on production practices, which in turn resulted in disruptions and shortages in the supply of batteries to the United States and other global markets.  This increase in cost of sales was attributable in part to increased costs as a result of the shortage in supply of sealed lead acid batteries due to factory closures and manufacturing disruptions from Chinese suppliers.  We have also seen higher product costs overall as material and labor costs have risen in China.  These cost increases combined with the need to honor our pricing commitments to our customers placed downward pressure on gross margins.

Operating expenses

Operating expenses for the three-month period ended September 30, 2012 decreased by approximately $929,000 or 21.9%, compared to the same period in 2011.  For the 2012 period, the decrease in operating expenses is attributable to decreases of (i) $271,000 in personnel and travel cost; (ii) $259,000 in legal and professional fees; (iii) $142,000 depreciation and amortization and (iv) $234,000 in facilities costs, marketing expenses, bad debts expenses and insurance.

Operating income

For the three-month period ended September 30, 2012, our operating income decreased by approximately $252,000, or 48.9%, compared to the same period in 2011.

Interest expense

Interest expense totaled approximately $145,000 and $161,000  for the three-month period ended September 30, 2012 and 2011, respectively.  The average outstanding loan balance on the line of credit for the 2012 and 2011 periods was $21.4 million and $13.0 million, respectively, with a weighted average interest rate of 2.5% and 2.48% on all 2012 and 2011 borrowings, respectively.  The 2011 period included $43,000 of interest expense related to the interest rate swap which was fully expensed in June 2012.

Discontinued operations

For the three-month period ended September 30, 2012 we did not have any gain or loss from discontinued operations compared to a gain of $40,000 in the same period in 2011.  We sold Monarch for $130,000 of which approximately $40,000 was net cash and $80,000 was in a two-year secured promissory note.  This was offset by $100,000 in inventory, $200,000 in property and equipment and $400,000 in rent.  The total remaining contractual estimated lease obligation amounted to $700,000 accrued in connection with the sale, including future estimated property taxes, until the expiration of the Monarch lease on August 31, 2018 offset by sublease income and estimated fair rental value for the remainder of the Monarch lease term of $300,000.

Income taxes

We recorded an income tax expense on continuing operations of approximately $78,000 and $197,000 for each of the three-month periods ended September 30, 2012 and 2011, respectively.  Our effective tax rate was 64.5% and 55.6% for the three-month periods ended September 30, 2012 and 2011, respectively.  The taxes reflect federal as well as state taxes.  The high effective tax rates are driven by an increase in state income taxes and permanent differences.

For the nine months ended September 30, 2012 and 2011

Net sales

For the nine-month period ended September 30, 2012, we had net sales of $72.0 million compared to $67.8 million for the same period in 2011, an increase of $4.2 million, or 6.3%.  This increase was attributable to an increase in sales to new and existing customers and sales by PTI which was off-set by a decrease in sales to retail customers for the 2012 period compared to the 2011 period.

Cost of sales

Cost of sales totaled $59.6 million for the nine-month period ended September 30, 2012 compared to $54.3 million in the comparable 2011 period, an increase of $5.3 million, or 9.7%.  Cost of sales as a percentage of sales increased to 82.8% in 2012 compared to 80.2% in 2011.  This increase was driven by the closure of a significant number of factories as a result of the China Ministry of Environmental Protection’s investigative efforts on production practices, which in turn resulted in disruption and shortages in the supply of batteries to the United States and other global markets.  This shortage in supply of sealed lead acid batteries due to factory closures and manufacturing disruptions from Chinese contributed to increased cost of sales during the first nine months of 2012.  We have also seen higher product costs overall as material and labor costs have risen in China.  These cost increases combined with the need to honor our pricing commitments to our customers placed downward pressure on gross margins.  Our overall gross margin for the nine-month period ended September 30, 2012, was approximately 17.2% compared to a gross margin of 19.8% for the comparable period in 2011.

Operating expenses

Operating expenses for the nine-month period ended September 30, 2012 decreased by approximately $641,000, or 5.6%, to $10.9 million compared to $11.5 million in the same period in 2011.  For the 2012 period, the decrease in operating expenses is attributable to decreases of (i) $258,000 in depreciation and amortization; (ii) $110,000 in legal and professional fees; (iii) $93,000 in personnel and travel cost and (iv) $177,000 in facilities costs, marketing expenses, bad debts expenses, public company costs and insurance.

Operating income

For the nine-month period ended September 30, 2012, our operating income decreased to approximately $1.5 million compared to $1.9 million for the same period in 2011.

Interest expense

Interest expense totaled approximately $441,000 and $452,000 for the nine-month periods ended September 30, 2012 and 2011, respectively. The average outstanding loan balance on the line of credit for the 2012 and 2011 periods was $17.6 million and $13.5 million, respectively, with a weighted average interest rate of 2.51% and 2.48% on all 2012 and 2011 borrowings, respectively.  Interest expense related to the interest rate swap which was fully expensed in June 2012, totaled approximately $78,000 and $131,000 for the 2012 and 2011 periods, respectively.

Discontinued operations

For the nine-month periods ended September 30, 2012 and 2011 we had losses from discontinued operations of $707,000 and $187,000, respectively. The disposition of Monarch in the second quarter of 2012 resulted in a loss on disposal of approximately $600,000 for the nine-month period ended September 30, 2012.  We sold Monarch for $130,000 of which approximately $40,000 was net cash and $80,000 was in a two-year secured promissory note.  This was offset by $100,000 in inventory, $200,000 in properaty and equipment and $400,000 in rent.  The total remaining contractual estimated lease obligation amounted to $700,000 accrued in connection with the sale, including future estimate property taxes, until the expiration of the Monarch lease on August 31, 2018 offset by sublease income and estimated fair rental value for the remainder of the Monarch lease term of $300,000.

Income taxes

We recorded income tax expense on continuing operations of approximately $439,000 and $623,000 for the nine-month periods ended September 30, 2012 and 2011, respectively.  Our effective tax rate was 35.9% and 42.7% for the nine-month periods ended September 30, 2012 and 2011, respectively.  The rates reflect federal as well as state taxes, and are also impacted by expenses not deductible for income tax reporting purposes.

Liquidity and capital resources

We had cash and cash equivalents of approximately $987,000 and $283,000, at September 30, 2012 and December 31, 2011, respectively.

For the nine-month period ended September 30, 2012, net cash used in operating activities was approximately $7.9 million compared to $9.6 million provided by operating activities for the same period in 2011.  The net cash used in operating activities for 2012 reflects non-cash charges of $600,000 resulting from loss on disposal of Monarch, increase in deferred income taxes of $340,000, an increase in inventory of $9.9 million, a decrease in accounts payable and accrued expenses of $1.4 million which were an offset by decrease in trade accounts receivable of $1.9 million, a decrease in prepaid expenses of $550,000 and decrease of $550,000 in income tax receivable.  This change in cash used in operating activities was primarily attributable to the increase in inventory purchases in 2012 to rebuild our inventory levels.  Our inventory levels were affected by the production issues of battery manufacturers in China, as significant shipping delays resulted in the depletion of our inventory during 2011, resulting in exceptionally low inventory levels at December 31, 2011.  As manufacturing and delivery lead times improved during 2012, we were able to increase inventories to more historical levels.  In addition, we elected to add additional inventory to provide an extra layer of safety given the continued uncertainties in the market.

Net cash used in investing activities for the nine-month period ended September 30, 2012 was $19,000 compared to $2.3 million used in investing activities for the same period in 2011. The decrease in cash used in 2012 was primarily attributable to our investment of approximately $2.3 million to acquire substantially all of the business assets of PTI in the same prior year period.

For the nine-month period ended September 30, 2012, net cash provided by financing activities was approximately $8.6 million compared to $7.1 million used in financing activities for the corresponding period in 2011.  The increase in cash provided by financing activities was primarily due to draw down on our line of credit  in the first nine months of 2012, while the cash used in financing activities in the prior year period primarily reflects repayments on the line of credit.

We have a revolving credit agreement with Wells Fargo that matures on July 30, 2013.  The Credit Agreement provides that we may borrow up to $30.0 million, with the possibility that we can increase the line to $40.0 million if we can satisfy certain defined criteria.  All of our assets secure our obligations under the Credit Agreement.  Our borrowing availability is limited to 80% of “eligible accounts receivable” and 80% of “eligible inventory,” as those terms are defined in the Credit Agreement.  For each borrowing, we have the option to choose a “Base Rate,” or “Eurodollar,” loan.  Interest on Base Rate loans is payable quarterly and interest on Eurodollar loans is generally payable monthly or quarterly at our option.  The annual rate of interest payable on Base Rate and Eurodollar loans fluctuate depending upon a number of factors, all as described in the Credit Agreement. At September 30, 2012, the interest rate was 2.50%.  The Credit Agreement contains negative covenants restricting our ability to take certain actions without Wells Fargo’s consent, including incurring additional indebtedness, transferring or encumbering assets, paying dividends or making certain other payments, and acquiring other businesses.  If there is an “event of default”, including failure to pay, bankruptcy, breach of covenants and breach of representations and warranties, all amounts outstanding under the credit facility will become immediately due and payable.  In addition, we must maintain certain financial covenants on a quarterly basis.

At September 30, 2012, approximately $21.3 million was outstanding under the credit facility out of a maximum availability of approximately $22.2 million based on the borrowing formula.

We believe that our cash and cash equivalents, cash provided by operations and cash available under our line of credit will be sufficient to meet our operational needs over the next 12 months.

Capital Resources

At December 31, 2011, we did not have any material commitments for capital expenditures.  Other than the lease agreement signed in October 2012, we may enter into various commitments during the fourth quarter of 2012 if expansion opportunities arise.  We will disclose material items in press releases and other appropriate filings as they develop.  We have no off balance sheet financing arrangements.

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

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012, covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.             Legal Proceedings

The Company is not currently party to any legal proceedings other than those arising in the ordinary course of business, which management does not believe will have a material adverse effect on the Company’s financial position, operating results, or cash flows.

Item 6.             Exhibits

The following exhibits are furnished as part of this report or incorporated herein as indicated

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Formation (including Amended and Restated Articles of Incorporation) (1)
3(ii)	Amended and Restated Bylaws (1)
4.1	Specimen stock certificate (1)
4.2	Form of representatives’ warrant (1)
10.1(a)**	Form of 2006 Stock Option Plan (1)
10.1(b)	Form of Stock Option Agreement (1)
10.1(c)**	Amendment to the 2006 Stock Option Plan (5)
10.2	Separation Agreement between UPG and Randy Hardin (2)
10.3**	Form of Ian Edmonds Employment Agreement (6)
10.7	Real Property Lease for 1720 Hayden Drive, Carrollton, Texas (1)
10.9	Real Property Lease for Las Vegas, Nevada (1)
10.10	Real Property Lease for Atlanta, GA (8)
10.11	Termination Agreement with Stan Battat d/b/a Import Consultants (3)
10.12	Third-Party Logistics & Purchase Agreement, dated as of November 3, 2008, with Brinks Home Security, Inc., (currently ADT Security Services (formerly Broadview Security), Inc.) (4)
10.13	Credit Agreement with Wells Fargo Bank, National Association (7)
10.14	Security Agreement with Wells Fargo Bank, National Association (7)
10.15	Real Property Lease for 488 S. Royal Lane, Coppell, Texas *
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	Management Contract, compensatory plan or arrangement.
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

Universal Power Group, Inc.

Date: November 9, 2012	/s/Ian Edmonds
Ian Edmonds President and Chief Executive Officer (Principal Executive Officer)

/s/Ian Edmonds
Ian Edmonds Interim Chief Financial Officer (Principal Financial and Accounting Officer)