Form 10-K
period 2012-12-31
UNIVERSAL POWER GROUP INC.
filed 2013-03-29
CIK 1372000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number:  001-33207

Universal Power Group, Inc.
(Exact name of registrant as specified in its charter)

TEXAS	75-1288690
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

488 S. Royal Lane, Coppell, Texas	75019
(Address of principal executive offices)	(Zip Code)

(469) 892-1122
(Registrant’s telephone number, including area code)

1720 Hayden Drive, Carrollton, Texas 75006
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value	NYSE MKT
(Title of Each Class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $6,907,325 based on the price at which the common equity was last sold on the NYSE MKT as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s classes of common equity as of March 20, 2013 was 5,020,000.

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

The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Universal Power Group, Inc.

PART I

ITEM 1.     BUSINESS

Business Overview

We are (i) a leading supplier and distributor of batteries, related power accessories and security accessories and (ii) a third-party logistics services provider, specializing in supply chain management and value-added services.

We purchase both finished goods and components from domestic and international suppliers.  We add value to products and components by packaging them in customer specified “kits” or tailor made units that are convenient for the customer to order and ship.  Additionally, we have several customers that require specific battery pack assemblies.  We obtain batteries and components and reconfigure finished goods based upon customer specifications.  We refer to this process as battery pack assemblies.

Distribution Business

We sell, distribute and market batteries, related power accessories, low voltage wire and cable products and security accessories under various manufacturer brands, private labels and our own proprietary brands.  We are one of the leading domestic distributors of sealed, or “maintenance-free,” lead-acid batteries (“SLA batteries”). We also assemble lithium-ion and other custom battery packs. Our principal product lines include:

•	batteries and custom battery packs of a wide variety of chemistries, battery chargers and related accessories;

•	portable battery-powered products, such as jump starters;

•	low voltage wire and cable products

•	security system components, such as alarm panels, perimeter access controls, horns, sirens, speakers, transformers, cable and wire.

•	renewable power products such as solar power generators and solar products

Our customers include original equipment manufacturers (OEMs), distributors and both online and traditional retailers.  Our products represent basic power solutions to a wide variety of existing applications in a broad market spectrum.  They are used in a diverse and growing range of industries and applications including automotive, medical mobility, consumer goods, electronics, marine, hunting, powersports, solar portable power, security and surveillance, energy management, electrical and telecommunications.

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

Industry Background

Batteries and related power accessories is a growing multi-billion dollar market in the United States.  Batteries serve as an energy storage solution for a wide range of consumer and commercial products including computers, handheld communications devices, electronic devices, motorcycles, powersports vehicles, medical scooters, medical equipment, boats, solar panels, military equipment and security systems.  We believe that the growth in consumer and industrial demand for battery power will continue to be a trend for the future as technological advances and globalization set the stage for a more productive, mobile and portable society.

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

•
Globalization of trade.  As barriers to international trade are reduced or eliminated, businesses are increasingly sourcing their parts, supplies and raw materials from the most competitive suppliers throughout the world.  Businesses often find themselves getting involved in logistical matters with which they are unfamiliar and often face unforeseen added overhead and other logistic costs, which take away from their competitive advantage and income.  We believe with continued globalization, businesses will increasingly turn to and rely on third-party logistics providers for their sourcing, warehousing, inventory management and distribution needs.

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

Our proprietary brands include the names Universal Battery®, Adventure Power®, Adventure Power® Phantom™ and Ecotricity™.

As a result of our acquisition of Progressive Technologies, Inc. (“PTI”) in April 2011, we now assemble lithium-ion battery packs among other custom battery packs for specialized OEMs in the medical, technology, government and military markets. We are also one of the first authorized Panasonic modification centers in the United States.

•
Power accessories.  To complement our battery offerings, we have an expanding line of power inverters, battery chargers for various applications such as automotive, marine, hunting, motorcycles and medical scooters; and trailer break-away kits.  We also offer tailored charging solutions for specialized applications.

Under our licensing agreement with Eveready Battery Company/Energizer, we developed a line of Energizer-branded automotive battery chargers and maintainers, automotive jump-starters and power inverters, which we sell to our customers.  Our agreement with Energizer expired December 31, 2012.

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

•
Warehousing and distribution.  Our primary logistics center is located in Coppell, Texas, a suburb that is part of the Dallas-Fort Worth metroplex.  This prime location allows easy access to national and international markets and enables us to facilitate efficient, quick delivery and fulfillment of products nationwide.  We also have regional logistics centers in Atlanta, Georgia and Las Vegas, Nevada, which provide additional distribution points to support additional and varying customer needs.

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

Growth Strategy

Our objective is to become a leading global supplier and distributor of batteries and related power accessories and a leading provider of third-party logistics services.  Our long-term growth strategy includes the following:

•
Increase our product offerings through product development and strategic partnerships.  We intend to offer new products that complement those already within our portfolio and expand our product lines to include a more comprehensive offering of batteries, chargers, inverters, jumpstarts and other power accessories.  In addition, we plan to continue to monitor technological advances and changes in consumer preferences, expand our relationship with existing suppliers and forge alliances with strategic partners.

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

Sources and Availability of Products

We purchase products from both domestic and foreign manufacturers.  In 2012, we purchased products from over 200 suppliers.  Approximately 84% of our purchases were from foreign suppliers and 16% were from domestic suppliers.  In comparison, approximately 71% of our purchases were from foreign suppliers and 29% were from domestic suppliers in 2011.

Historically, we have had significant long-term relationships with manufacturers located in Asia, principally China, which, we believe, gave us favorable pricing and delivery schedules.  However, in May 2011, the government of China implemented a broad-based inspection program for manufacturing facilities dealing with hazardous materials, including lead, which is the primary raw material for our sealed lead-acid batteries, our largest product line.  As a result of these inspections, the Chinese Ministry of Environmental Protection closed a significant number of plants accounting for more than 70% of China’s sealed lead acid battery production. These closures caused production and delivery delays that adversely affected our entire industry, and we faced delays from a number of factories through the first nine months of 2012. We have since aligned ourselves with additional suppliers located in Taiwan, Malaysia and Vietnam.  We believe that these new strategic supplier partnerships will generate additional opportunities to enhance productivity and efficiency in our supply chain. Part of this strategy includes working closely with our suppliers to improve the competitive advantages of the products, refine production schedules and better manage lead times to reduce inventory requirements. While this move resulted in some price increases based on more general wage inflation across China and other parts of Asia, as well as the economics of spreading our orders across a larger number of suppliers, we believe we are much less susceptible to supply chain disruptions. We continue to seek opportunities to supplement our supply base through potential partnerships with other suppliers throughout Asia.

Competition

We compete with numerous, well-established companies, many of which are larger and have greater capital and management resources than we do.  Our principal competitors include battery manufacturers, distributors and logistics companies, which provide supply chain management services, as well as companies, like us, that are both distributors and logistics providers and distributors.  However, because of our broad platform of battery, power accessory, security products and our third-party logistics expertise, we believe we have a competitive advantage.  Our competitors include international, national, regional and local companies in a variety of industries.

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

Until December 31, 2012, we also licensed the Energizer® name and logo on a non-exclusive basis from Eveready Battery Company for products covered under the licensing agreement.

On December 19, 2012, we acquired the Kinetik brand, trademarks and intellectual property from OD Distributors, LLC. a Toledo, Ohio based industry leader in power for high end car audio applications.

Warranties

       We offer product warranties of various lengths ranging from 90 days to three years.  We also pass along any applicable manufacturer’s warranty.  Our product warranties cover manufacturer’s defects and require return material authorization.  To date, we have had minimal warranty claims.

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

Employees

At December 31, 2012, we had 108 employees, all of whom were full-time.  We do not have collective bargaining agreements with respect to any of our employees.  We have not experienced any work stoppages, and we believe we have good relations with our employees.

Corporate History

We were organized in July 1968 under the laws of Texas.  Our principal executive office is located at 788 S. Royal Lane, Coppell, Texas 75019, and our telephone number is (469) 892-1122.  Our web address is www.upgi.com.

Until May 4, 2012, we had two active subsidiaries: Monarch Outdoor Adventures, a Texas limited liability company, d/b/a Monarch Hunting, located at 6112 West Pioneer Parkway (Highway 303), Arlington, Texas 76013; and ProTechnologies, Inc., a North Carolina corporation, located at 331 ShelleyBrook Dr., Pilot Mountain, North Carolina 27041.  On May 4, 2012, we sold all of the issued and outstanding membership interests of Monarch Outdoor Adventures.  We also have two inactive wholly owned subsidiaries incorporated in Texas.

Until December 20, 2006, we operated as a wholly owned consolidated subsidiary of Zunicom, Inc.  (“Zunicom”), a Texas corporation.  Zunicom’s stock is quoted on the OTC Markets under the symbol “ZNCM.”  On December 21, 2006, we sold 2,000,000 shares and Zunicom sold 1,000,000 shares of our common stock in an underwritten initial public offering (“IPO”) reducing Zunicom’s ownership interest in us to 40%.  Notwithstanding the fact that Zunicom no longer owns a controlling interest in us, it still has significant influence.

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

Risks Relating to Our Business.

We rely on a limited number of suppliers for the majority of products we sell.  If any of these suppliers fails or refuses to provide us with products on a timely basis or if they provide us with products of inferior quality, our business and financial performance could adversely affected.

All of our products are manufactured and/or assembled by third parties, many of which are located in Asia.  We depend on these third parties to supply us with quality products in a timely and efficient manner.  If they fail to do so, we may have to find other sources to meet our inventory needs.  This could result in increased costs that we may not be able to pass on to our customers, lost sales opportunities, and/or a decrease in customer satisfaction, which could damage our reputation.  Historically, we have had one major battery supplier that accounted for 30% and 46% of our inventory purchases in 2012 and 2011, respectively.   In 2012, we have sourced additional battery supplier that accounted for 12%.  Given the volume of our purchases from these factories, we believe we were able to obtain preferential delivery and pricing, which, we further believe provided us with a competitive advantage.

In 2011, the Chinese government forced our largest supplier to shut down which caused us to increase our purchases from other suppliers and to find additional suppliers.  While this mitigates the supply chain risk somewhat, it does not eliminate it.  In addition, we cannot assure you that our new suppliers will be able to provide us with the same competitive advantages that we enjoyed with our former principal supplier.  If these new suppliers cannot  provide us with sufficient product in a timely manner or if the quality of their product is inferior or if the price at which they are willing to sell product to us is not competitive, our reputation as well as our business and financial results could be adversely impacted.

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

First, all of our assets, including inventory and receivables, secure the indebtedness under the credit facility.  If we were to breach any of the terms of our agreement with the bank and the bank were to exercise its right to declare a default and a court of competent jurisdiction determined that we are in default, the bank could foreclose on its security interests.  Any foreclosure action could cause us to seek protection under the federal bankruptcy code, which, in turn, would have a material adverse effect on our ability to operate at a level required to maintain or achieve profitability and as a result, adversely impacting our business.

Second, the agreement contains customary negative covenants restricting our ability to take certain actions without the lender’s consent, including incurring additional indebtedness, transferring or encumbering assets, and acquiring other businesses. Upon certain specified events of default, including failure to pay, bankruptcy, breach of covenants and breach of representations and warranties the lender could accelerate the due date for the repayment of the loan.

Third, the agreement requires us to maintain various financial ratios and satisfy various other financial and operating requirements and conditions.   In addition, our failure to satisfy these ratios, requirements and conditions could result in a breach of the loan covenants, giving the bank the right to declare a default and commence proceedings to collect the debt.  Our ability to satisfy these ratios, requirements and conditions may be effected by events that are beyond our control.  These ratios, requirements and conditions together with the negative covenants may restrict or limit our operating flexibility, limit our flexibility in planning for and reacting to changes in our business and make us more vulnerable to economic downturns and competitive pressures.

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

Finally, the borrowings under our credit facility are and will continue to be at a variable rate based upon prevailing interest rates, which exposes us to risk of increased expense if interest rates rise.

Any disruption in our ability to move our goods from the manufacturers to our logistics centers or from our logistic centers to our customers could result in lost business.

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

For the years ended December 31, 2012 and 2011, we purchased approximately 84% and 71%, respectively, of our products through foreign sources, predominantly in China. In some instances, particularly when we are dealing with a new supplier, we are required to finance the tooling cost that the factory incurs to meet our requirements.  We are at risk if the factory cannot deliver the goods to us.  The following could adversely affect our ability to sell certain products:

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

Currency fluctuations could have a negative impact on our results of operations.

Although we record all of our transactions in U.S. dollars, adverse currency fluctuations could have one or more of the following consequences:

•	make components manufactured abroad more expensive;

•	cause shortages due to unfavorable export conditions; or

•	cause foreign suppliers to limit exports to the United States.

Significant changes in the value of the Chinese currency, Reminbi, relative to the U.S. dollar increases the cost of goods and raw materials for Chinese manufacturers, which they incorporate into the price of goods that we purchase from them. However, if we are unable to pass any such price increase onto our customers our profit margins will be reduced.  We cannot assure you that future currency fluctuations will not have a material adverse effect on our operating results in the future.

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

Our business model assumes that distributors will continue to play a significant role in the electronics industry, as traditional distributors, as logistics providers or as both.  A reversal of the trend for distributors to play an increasing role in the electronic components industry could adversely affect our business.

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

Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities.  We have 5,020,000 shares of common stock issued and outstanding and an additional 1,980,000 shares of common stock reserved for issuance under our 2006 Stock Option Plan, of which 1,433,842 are issuable upon exercise of outstanding options having a weighted average exercise price of $3.47

However, since our IPO, shares of our common stock have been “thinly-traded” in the public market.  Future sales, or even the possibility of future sale by us of additional equity securities, may cause a decline in the market price of our common stock.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

Our executive offices are located 488 S. Royal Lane, Coppell, Texas 75019.

On October 31, 2012, we entered into a lease agreement for 208,800 square feet in Coppell, TX for our corporate headquarters and warehouse.  The lease term is from March 2013 through September 31, 2023.  Under the terms of the lease, the landlord agreed to waive all rent payments through September 2013.  Beginning in October 2013, the base monthly rent will be $46,980 from October 2013 through February 2014; $48,720 from March 2014 through August 2015; $52,200 from September 2015 through August 2017; $54,810 from September 2017 through August 2019; $57,420 from September 2019 through August 2021; and $60,900 from September 2021 through September 2023.  Prior to March 2013, since February 1, 2002, our corporate headquarters and warehouse were located at 1720 Hayden Drive, Carrollton, Texas.

On April 30, 2008, we entered into a lease agreement for 21,427 square feet of warehouse space in Las Vegas, Nevada.  In November 2011, we renewed the lease through October 31, 2015.  Under the lease, the base monthly rent for the remaining lease term is: $12,359 from March 2013 through October 2013; $12,730 from November 2013 through October 2014; and $13,112 from November 2014 through October 2015.

On September 10, 2010, we entered into a lease agreement for 22,800 square feet of warehouse space in Hapeville, Georgia, a suburb of Atlanta.  The lease term is from October 2010 through January 31, 2014.  The base monthly rent for the remaining term of the lease is: $6,251 through September 2013; and $6,441 from October 2013 through January 2014.

On April 20, 2011, concurrent with the acquisition of PTI, we entered into a lease agreement for 20,000 square feet of office and assembly space in Pilot Mountain, North Carolina.  The lease term is from April 20, 2011 through April 30, 2016.  For the term of the lease, the base monthly rent is $8,250.

ITEM 3.     LEGAL PROCEEDINGS

We are not currently party to any legal proceedings other than those arising in the ordinary course of business, which management does not believe will have a material adverse effect on our financial position, operating results, or cash flows.

ITEM 4.     MINE SAFETY DISCLOSURE.

                   Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE MKT under the symbol “UPG.” The following table sets forth for the periods indicated the high and low sale prices per share for our common stock, as reported on NYSE MKT.

	Sale Prices
	High	Low
Fiscal year 2012
First Quarter	$2.19	$1.26
Second Quarter	$2.15	$1.80
Third Quarter	$2.35	$1.76
Fourth Quarter	$2.31	$1.45

Fiscal year 2011
First Quarter	$4.88	$3.79
Second Quarter	$4.19	$3.00
Third Quarter	$3.16	$2.14
Fourth Quarter	$2.20	$1.53

On March 20, 2013, the closing price of our common stock was $1.74 per share.

We have not declared or paid any dividends on our common stock since our IPO and at this time we do not anticipate declaring or paying dividends in the future.

As of March 20, 2013, we had 5,020,000 shares of common stock issued and outstanding and six shareholders of record.

ITEM 6.     SELECT CONSOLIDATED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS EXECUTIVE SUMMARY

Results of Operations Year Ended December 31, 2012 Compared to December 31, 2011

The following table compares our consolidated statement of operations data for the years ended December 31, 2012 and 2011.  The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including, the nature of revenues (sales of batteries and other power accessory products versus logistics or value added services), the relative mix of products sold (batteries versus other power supply products), the state of the general economy and if we make an acquisition.

	For the years ended December 31,
	2012		2011
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Net sales	$91,930	100.0%	$88,601	100.0%
Cost of sales	75,661	82.3%	71,399	80.6%
Gross profit	16,269	17.7%	17,202	19.4%

Operating expenses	14,703	16.0%	15,840	17.9%
Operating income	1,566	1.7%	1,362	1.5%

Interest expense, net	(561)	(0.6%)	(565)	(0.6%)

Other income/expense	129	0.1%	(7)	—
Income from continuing operations before provision for income taxes	1,134	1.2%	790	0.9%

Provision for income taxes	(433)	(0.5%)	(422)	(0.5%)
Income from continuing operations	701	0.7%	368	0.4%
Gain (loss) on discontinued operations	(707)	(0.8%)	(234)	(0.3%)
Provision for income taxes	161	0.2%	80	0.1%
Gain (loss) on discontinued operations	(546)	(0.6%)	(154)	(0.2%)
Net income	$155	0.1%	$214	0.2%

Net sales

Net sales for the year ended December 31, 2012 was $91.9 million compared to $88.6 million for 2011, an increase of $3.3 million, or 3.8%.  This increase was attributable to, in 2012, an increase in sales to new and existing customers and sales by PTI which was off-set by a decrease in sales to ADT Security and retail customers.

Cost of sales

Cost of sales is comprised of the base product cost, freight, duty and servicing fees where applicable.  Cost of sales totaled $75.7 million for the year ended December 31, 2012, compared to $71.4 million in the comparable 2011 period, an increase of $4.3 million, or 6.0%.  Cost of sales, as a percentage of sales, increased to 82.3% in 2012 from 80.6% in 2011.  This increase was driven by the closure of a significant number of factories due to the China Ministry of Environmental Protection’s investigative efforts on production practices, which in turn resulted in disruption and shortages in the supply of batteries to the United States and other global markets.  This shortage in supply of sealed lead acid batteries due to factory closures and manufacturing disruptions from Chinese contributed to increased cost of sales during 2012.  We have also seen higher product costs overall as material and labor costs have risen in China. These cost increases combined with the need to honor our pricing commitments to our customers placed downward pressure on gross margins.  Our gross profit margin for the year ended December 31, 2012, was approximately 17.7% compared to a gross margin of 19.4% for the comparable period in 2011.

Operating expenses

Operating expenses for the year ended December 31, 2012 decreased approximately 7.2% to approximately $14.7 million from $15.8 million for the same period in 2011.  The decrease in operating expenses is mainly attributable to decreases of (i) $581,000 in legal and professional fees; (ii) $370,000 in depreciation and amortization; and (iii) $311,000 in facilities costs, marketing expenses, bad debts expenses, public company costs and insurance, off-set by an increase of $125,000 in personnel and travel cost.  The decrease in legal and professional fees for 2012 was primarily attributable to the settlement of a pending lawsuit in the first quarter of 2012. The decrease in depreciation and amortization expense in 2012 was related to fixed assets and intangible assets becoming fully depreciated or amortized during 2011 or early 2012.

Operating income

Operating income for the year ended December 31, 2012 increased by approximately $200,000, or 15%, to approximately $1.6 million from approximately $1.4 million for the same period in 2011.

Interest expense

Our interest expense totaled $600,000 for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2012 the average outstanding loan balance on our line of credit was $17.4 million, compared to $12.0 million for the year ended December 31, 2011 with a weighted average interest rate of 2.50% and 2.51% on 2012 and 2011 borrowings, respectively. Interest expense related to the interest rate swap which was fully expensed in June 2012, totaled approximately $48,000 and $116,000 for 2012 and 2011, respectively.

Discontinued operations

For each of the years ended December 31, 2012 and 2011 we had losses from discontinued operations of $707,000 and $234,000, respectively. The disposition of Monarch in the second quarter of 2012 resulted in a loss on disposal of approximately $616,000 in 2012. In May 2012, we sold Monarch for $130,000 of which approximately $50,000 was net cash and $80,000 was in a two-year secured promissory note. The proceeds of the sale were offset by $100,000 in inventory, $200,000 in property and equipment and $400,000 in rent. The total remaining contractual estimated lease obligation amounted to $700,000 accrued in connection with the sale, including future estimate property taxes, until the expiration of the Monarch lease on August 31, 2018, offset by sublease income and estimated fair rental value for the remainder of the Monarch lease term of $300,000.

Income taxes

For each of the years ended December 31, 2012 and 2011, we recorded an income tax expense on continuing operations of approximately $433,000 and $422,000, respectively. Our effective tax rate was 38.2% and 53.4% in 2012 and 2011, respectively.  The high effective tax rates are driven by an increase in state income taxes and amounts not deductible for tax reporting purposes.

Liquidity

We had cash and cash equivalents of approximately $2.07 million and $300,000 at December 31, 2012 and 2011, respectively.

Net cash used in operating activities in 2012 was approximately $1.4 million compared to cash provided by of $6.7 million in 2011.   Net cash used in operating activities in 2012 was due primarily to the following: (i) an increase in inventory of approximately $6.7 million due to significant purchases during 2012 to rebuild our inventory levels; (ii) decrease in accrued liabilities/settlement accrual/deferred rent of $1.4 million and (iii) non-cash charges of $616,000 resulting from the loss on disposal of Monarch.  These amounts were offset by (i) a decrease in accounts receivable of $4.1 million; (ii) a decrease in prepaid expenses of $399,000; (iii) decrease of $209,000 in income tax receivable; (v) increase of accounts payable of $386,000; (vi) net income of $155,000; and (vii) non-cash charges for depreciation, amortization, provision for obsolete inventory and allowance for doubtful accounts, and stock based compensation expense of $577,000.

Net cash used in investing activities in 2012 was $260,000 compared to $2.3 million in the prior year.  The decrease in cash used in 2012 was primarily attributable to our investment of approximately $2.3 million to acquire substantially all of the business assets of PTI in 2011.

Net cash provided by financing activities in 2012 was approximately $3.4 million, of which $4 million is proceeds from the term loan with Comerica Bank that is off-set by $586,000 used to reduce the balance on our line of credit and outstanding balances on capital lease and note obligations. In comparison, net cash used by financing activities for 2011 was approximately $4.3 million, of which $3.7 million was used to reduce the balance on our line of credit and $600,000 million was used to reduce outstanding balances on capital lease and note obligations.

Effective December 20, 2012, we entered into a credit agreement with Comerica Bank under which we may borrow up to $34.0 million, including a $30.0 million revolving line of credit (“Credit Line”) and $4.0 million term loan (“Term Loan”).  The Credit Line replaced the credit facility that we had with Wells Fargo.  All borrowings are secured by a first lien on all of our assets.   In addition, we may request an increase in the maximum Credit Line to $40,000,000.  Our borrowing availability is dependent upon our level of accounts receivable and inventory.  With respect to the interest rate for each borrowing, we have the option to choose a “LIBOR-base Rate” or “Daily Adjusted LIBOR-based Rate” plus an “Applicable LIBOR Margin.”  Under the Credit Line, interest is payable monthly and the outstanding principal is due at maturity, on December 20, 2016 (the “Maturity Date”).  Under the Term Loan, principal is payable in equal monthly installments of $47,619, plus interest beginning on February 1, 2013 with the entire unpaid principal amount due on the Maturity Date.  At December 31, 2012, approximately $12.2 million was outstanding under the Credit Line and both the Credit Line and Term Loan were accruing interest at the rate of 2.08% per annum.

Capital Resources

At December 31, 2012, we have committed expenses to our new corporate office and warehouse facilities in Coppell, Texas that we moved into in March 2013.  We may enter into various commitments during 2013 if expansion opportunities arise.  We will disclose material items in press releases and other appropriate filings as they develop.  We have no off balance sheet financing arrangements.

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

Stock-Based Compensation

We account for stock options under accounting provisions that require the recognition of the fair value of stock-based compensation.  Under these fair value recognition provisions, we estimate stock-based compensation cost at the grant date based on the fair value of the awards expected to vest and recognize expense ratably over the requisite service period of the award.  We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions, including estimating stock price volatility, forfeiture rates and expected life.  Our computation of expected volatility is based on a combination of historical and market-based implied volatility.  In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class and historical experience.  If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE DIRECTORS AND EXECUTIVE OFFICERS

The names, ages and titles of our executive officers and directors, as of March 20, 2013 are as follows:

Name	Age	Positions

Ian Colin Edmonds	41	Chief Executive Officer, President, Interim Chief Financial Officer and a Director
Mimi Tan	39	Senior Vice President Business Development and Marketing and Corporate Secretary
Ramin Salehi	39	Senior Vice President of Operations
Julie Sansom-Reese	50	Senior Vice President of Finance and Treasurer
William Tan	69	Chairman of the Board
Leslie Bernhard	68	Director
Robert M. Gutkowski	64	Director
Hyun (Joyce) Park	41	Director

IAN COLIN EDMONDS has been a director since January 1999, our chief executive officer and president since June 1, 2009, and our interim chief financial officer since December 12, 2008. Prior to being appointed chief executive officer and president he was served in those positions on an interim basis since January 21, 2009, our chief operating officer since May 2002, and our executive vice president since October 2006. Mr. Edmonds also serves as a director of Zunicom, Inc. (OTC PINK: ZNCM) (“Zunicom”), the owner of approximately 41% of our outstanding Common Stock, and from July 1997 through December 2006 served as an officer, first as vice president and from April 2003 as executive vice president of Zunicom. He also served as a director of AlphaNet, Inc. a wholly-owned subsidiary of Zunicom, from October 1999 through December 2006. Mr. Edmonds holds a Bachelors Degree in Marketing with a Minor in Statistics from the University of Denver. Mr. Edmonds is the husband of Mimi Tan and the son-in-law of William Tan.

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

RAMIN SALEHI has been our Senior Vice President of Operations where he is responsible for setting the strategic and operational direction of the company since 2009. Mr. Salehi joined us in 1997 and prior to his current role he oversaw the company’s Supply Chain and Information Systems infrastructure. Mr. Salehi holds a Bachelor of Science degree with a concentration in Computer Systems Design from University of Houston-Clear Lake.

JULIE SANSOM-REESE has been our senior vice president of finance since October 2007 and employed by us since 1986.  Previously, she served as our chief financial officer from 1991 to October 2007. She served as chief financial officer for Zunicom, Inc. from 1992 through July 1997 and was appointed interim chief financial officer of Zunicom in November 1999 and assumed that role on a permanent basis from November 2000 through December 2006.  She also served as chief financial officer of AlphaNet from October 2003 through December 2006.  Ms. Sansom-Reese earned a Bachelor of Arts in Business from Texas Tech University in May 1986.

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

LESLIE BERNHARD became a director in December 2006 upon the effectiveness of our initial public offering.  She is a co-founder of AdStar, Inc. (OTC: ADST.PK), provider of technology services to the newspaper classified advertising industry.  She has been a director of AdStar since its inception in 1986 and its president and chief executive officer since 1991.  Ms. Bernhard also serves as a non-executive chairman on the board of directors of Milestone Scientific, Inc., (OTCBB: MLSS.OB): a developer and manufacturer of medical and dental equipment.  Ms. Bernhard holds a B.S. degree from St. John’s University.

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

Board Meetings

The Board met four times during 2012.  A majority of the directors attended all of the meetings of the Board.  All persons who were directors during 2012 attended at least 75% of these meetings.  Absent special circumstance, each director is expected to attend the annual meeting of shareholders.

Audit Committee. The Audit Committee members consist of Robert M. Gutkowski, who serves as chairperson, and Joyce Park.  The Board has determined that Joyce Park is an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K, and “independent” for purposes of NYSE MKT listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934.

The Audit Committee oversees our accounting and financial reporting processes, internal systems of accounting and financial controls, relationships with auditors and audits of financial statements.  Specifically, the Audit Committee’s responsibilities include the following:

●	selecting, hiring and terminating our independent auditors;

●	evaluating the qualifications, independence and performance of our independent auditors;

●	approving the audit and non-audit services to be performed by the independent auditors;

●	reviewing the design, implementation and adequacy and effectiveness of our internal controls and critical policies;

●	overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and other accounting matters;

●	with management and our independent auditors, reviewing any earnings announcements and other public announcements regarding our results of operations; and

●	preparing the report that the Securities and Exchange Commission requires in our annual proxy statement.

Compensation Committee.  The Compensation Committee members consist of Leslie Bernhard, who serves as chairperson, and Joyce Park.  The Compensation Committee assists the Board in determining the development plans and compensation of our officers, directors and employees.  Specific responsibilities include the following:

●	approving the compensation and benefits of our executive officers;

●	reviewing the performance objectives and actual performance of our officers; and

●	administering our stock option and other equity and incentive compensation plans.

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

●	evaluating the composition, size and governance of the Board and its committees and making recommendations regarding future planning and the appointment of directors to our committees;

●	establishing a policy for considering shareholder nominees to the Board;

●	reviewing our corporate governance principles and making recommendations to the Board regarding possible changes; and

●	reviewing and monitoring compliance of our code of ethics and insider trading policy.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors.  This Code of Ethics is posted on our website at www.upgi.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on our review of the Forms 3, 4 and 5 submitted during and with respect to the year ended December 31, 2012, there have been no untimely filings of such required forms.

ITEM 11.     EXECUTIVE COMPENSATION

Summary of Compensation

The following table sets forth certain information with respect to compensation for the years ended December 31, 2012 and 2011, earned by or paid to our chief executive officer and our two other most highly compensated executive officers whose total compensation exceeding $100,000 for the year ended December 31, 2012, which are referred to as the “Named Executive Officers.”

We recorded compensation expense in our financial statements for the year ended December 31, 2012 with respect to the awards included in this table since the awards were effective and fully vested at the end of 2012.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Cash Bonus ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Ian Edmonds	2012	250,000	225,581	—	42,880	(1)	518,461
President, CEO and Interim CFO	2011	250,000	171,769	—	43,969	(1)	465,738

Mimi Tan	2012	168,036	107,900	—	5,701	(2)	281,637
SVP of Business Development & Marketing	2011	168,036	77,745	—	6,550	(2)	252,331

Ramin Salehi	2012	152,370	132,281	—	5,701	(2)	290,352
SVP of Operations	2011	152,370	90,000	—	6,264	(2)	248,634

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

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2012 with respect to the Named Executive Officers.  At December 31, 2012, all stock awards are fully vested.

Outstanding Equity Awards at Fiscal Year-End

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Ian Edmonds President, CEO and Interim CFO	356,250	-	1.54	12/19/2016

Mimi Tan SVP Business Development & Marketing and Corp. Secretary	7,000	-	1.54	12/19/2016

Ramin Salehi SVP of Operations	7,000	-	1.54	12/19/2016

Compensation of Directors

Our “independent” directors receive the following compensation:

●	An annual retainer fee of $10,000;

●	$500 plus reimbursement for actual out-of-pocket expenses incurred in connection with attending each Board meeting in person and $200 for attending each Board meeting telephonically;

●
Stock options grant covering 10,000 shares upon his or her election or re-election to the Board.  The options are exercisable immediately at a price per share equal to the fair market value of the stock on the date of grant;

●
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

●
The Chairman of the Audit Committee receives an annual fee of $5,000 and the Chairman for the Compensation Committee and Corporate Governance and Nominating Committee each receives an annual fee of $2,500.

Director Compensation

The following table presents information relating total compensation for our non-employee directors for the year ended December 31, 2012.

Name	Fees Earned or Paid in Cash	Option Awards(1)		All Other Compensation		Total
William Tan (3)	$—	$—		$6,334	(2)	$6,334
Leslie Bernhard(3)	88,800	13,289	(1)	—		102,089
Robert M. Gutkowski(3)	17,100	13,289	(1)	12,752	(2)	43,141
Hyun (Joyce) Park(3)	14,800	13,289	(1)	—		28,089

(1)	The 2012 expense as calculated for a stock option grant covering 10,000 shares of our common stock in accordance with FASB ASC 718.
(2)	Includes medical insurance through our company plans.
(3)
At December 31, 2012: (i) Mr. Tan held an option exercisable for 356,250 shares at an exercise price of $1.54 per share; (ii) Ms. Bernhard held options exercisable for an aggregate of 50,000 shares at exercise prices ranging from $1.54 to $2.17 per share; (iii) Mr. Gutkowski held options exercisable for an aggregate of 50,000 shares at exercise prices ranging from $1.54 to $2.17 per share; and) (iv) Ms. Park held options exercisable for an aggregate of 40,000 shares at exercise prices ranging from $1.54 to $2.17 per share.  The number of shares to be acquired upon exercise assumes that the options were fully exercisable at December 31, 2012.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED SHAREHOLDER MATTERS

BENEFICIAL OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of our common stock as of March 20, 2013 (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group.

	Common Stock
Name and Address(1)	Amount and Nature of Beneficial Ownership(2)		Percentage of Class(3)

Directors and Named Executive Officers
William Tan	2,406,120	(4)	44.9%
Ian Colin Edmonds	2,405,120	(5)	44.9%
Mimi Tan	7,000	(6)	*
Ramin Salehi	7,000	(6)	*
Leslie Bernhard	50,000	(6)	*
Robert M. Gutkowski	50,000	(6)	*
Hyun (Joyce) Park	40,000	(6)	*
All Directors and Named Executive Officers as a group (7 persons)	2,916,370	(7)	49.0%

5% Shareholders
Zunicom, Inc. 4315 W. Lovers Lane Dallas, TX 75209	2,048,870		41.0%

Randy Hardin 370 Town East Blvd Sunnyvale, TX 75182	475,000	(8)	8.7%

Wilen Management Co. Inc 2360 W Joppa Rd, Ste 226 Lutherville, MD 21093	634,492		12.7%

L. O. Heidtke(9) 201 4th Avenue, North, Ste. 1950 Nashville, TN 37219	282,442		5.6%

Julian Tymczysz 11 King George St. Greenwich, London SE10 United Kingdom	294,520		5.9%

Perritt Capital Management, Inc. 300 S Wacker Dr., Ste 2880 Chicago, IL 60606	251,400	(10)	5.0%

*	Less than 1.0%.
(1)	Unless indicated otherwise, all addresses for officers and directors are c/o Universal Power Group, Inc., 488 S. Royal Lane, Coppell, TX 75019
(2)
Except as otherwise indicated and subject to applicable community property and similar laws, we assume that each named person has the sole voting and investment power with respect to his or her shares, other than shares subject to options.

(3)
Percent of Class is based on the 5,020,000 shares outstanding as of March 20, 2013.  In addition, shares which a person had the right to acquire within 60 days are also deemed outstanding in calculating the percentage ownership of the person but not deemed outstanding as to any other person.

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
(7)
Includes (i) 2,048,870 shares owned by Zunicom over which Messrs. Tan and Edmonds have voting control by virtue of the fact that they are directors of Zunicom; (ii) 1,000 shares owned by Placement & Acceptance, Inc. over which Mr. Tan has voting control; and (iii) 866,500 shares underlying options held by all directors and executive officers as a group.

(8)	Represents shares underlying options. Mr. Hardin resigned from his positions with us on January 21, 2009. The options expire December 19, 2016.
(9)	Mr. Heidtke is the General Partner of MidSouth Investment Fund, LP, the record owner of the shares.
(10)	Perritt Funds Inc owns 10,000 shares and has the shared power to vote and/or power of 241,400 shares owned by Perritt Capital Management, Inc.

As of March 20, 2013, we are not aware of any pledges of our common stock, which may at a subsequent date result in a change in control of the company.

Equity Compensation Plan Information

The following table summarizes the options granted under the Plan as well as options and warrants granted outside the Plan as of December 31, 2012.  The shares covered by outstanding options are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Equity Compensation Plan Table
	Number of securities to be issued upon exercise of Outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders
Grants under the 2006 Stock Option Plan	1,433,842	$3.47	546,158

Equity Compensation Plans Not Approved By Security Holders
Common Stock Options(1)	20,000	$7.00	Not applicable

Total	1,453,842	$3.52	546,158

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

Transactions with Related Parties

We did not engage in any related party transactions during the last two fiscal years.

Director Independence

A majority of the Board is independent, as required by and as defined in Section 803(A) of the NYSE MKT listing standards.  We believe that Mr. Gutkowski, Ms. Bernhard and Ms. Park are independent under those standards.  A director is considered independent as long as he or she does not have a relationship with the company or management that would interfere with the exercise of independent judgment in carrying out the director’s responsibilities.

In determining director independence, the Board applies the independence standards set by NYSE MKT.  In its application of such standards, the Board takes into consideration all transactions with independent directors and the impact of such transactions, if any, on any of the independent directors’ ability to continue to serve on the Board.  To that end, for the fiscal year ended 2012, the Board considered all the fees paid to the independent directors disclosed below in “Item 11 – Executive Compensation – Compensation of Directors”, and determined that those transactions were within the limits of the independence standards set by NYSE MKT and did not impact their ability to continue to serve as independent directors.

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

Audit Fees.  Fees billed for service rendered by BKD LLP for the audit of the financial statements and for the reviews of our Form 10-Q filings were approximately $166,000 for 2012 and $171,000 for 2011.

Audit-Related Fees.  None

Tax Fees.  None

All Other Fees.  None

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.     Financial Statements.

The following financial statements of Universal Power Group, Inc. are submitted as a separate section of this report (See F-pages) and are incorporated by reference in Item 8:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2012 and 2011

●	Consolidated Statements of Operations for the years ended December 31, 2012 and 2011

●	Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2012 and 2011

●	Consolidated Statements of Comprehensive Income for the years ended December 31, 2012 and 2011

●	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

●	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules — See response to Item 15(c) below.

3.	Exhibits. — See response to Item 15(b) below.

(b)	Exhibits

The following exhibits are furnished as part of this report or incorporated herein as indicated

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Formation (including Amended and Restated Articles of Incorporation) (1)
3(ii)	Amended and Restated Bylaws (1)
4.1	Specimen stock certificate (1)
4.2	Form of representatives’ warrant (1)
4.3	$4,000,000 Installment Note dated December 20, 2012 (11)
4.4	$30,000,000 Master Revolving Note dated December 20, 2012 (11)
10.1(a)**	Form of 2006 Stock Option Plan (1)
10.1(b)	Form of Stock Option Agreement (1)
10.1(c)**	Amendment to the 2006 Stock Option Plan (6)
10.2	Separation Agreement between UPG and Randy Hardin (2)
10.3**	Form of Ian Edmonds Employment Agreement (7)
10.7	Real Property Lease for 1720 Hayden Drive, Carrollton, Texas (1)
10.9	Real Property Lease for Las Vegas, Nevada (1)
10.10	Real Property Lease for Atlanta, GA (9)
10.11	Termination Agreement with Stan Battat d/b/a Import Consultants (3)
10.12	Third-Party Logistics & Purchase Agreement, dated as of November 3, 2008, with Brinks Home Security, Inc., (currently ADT Security Services (formerly Broadview Security), Inc.) (4)
10.13	Credit Agreement with Wells Fargo Bank, National Association (8)
10.14	Security Agreement with Wells Fargo Bank, National Association (8)
10.15	Real Property Lease for 488 S. Royal Lane, Coppell, Texas (10)
10.16	Credit Agreement, effective as of December 20, 2012 between the Company and Comerica Bank (11)
10.17	Security Agreement, effective as of December 20, 2012 between the Company and Comerica Bank (11)
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

**	Management Contract, compensatory plan or arrangement.
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

(1)	Incorporated herein by reference to the Exhibit with the same number to our Registration Statement on Form S-1 (SEC File No. 333-137265) effective as of December 20, 2006.
(2)	Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 23, 2009.
(3)	Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 17, 2009.
(4)	Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2008.
(6)	Incorporated herein by reference to Exhibit 10.1(c) to our Annual Report on Form 10-K for the year ended December 31, 2008.
(7)	Incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended September 30, 2009.
(8)	Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 23, 2009.
(9)	Incorporated herein by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2010.
(10)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed on November 9, 2012.
(11)	Incorporated herein by reference to our Current Report on Form 8-K filed on December 31, 2012

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

Date: March 29, 2013

Universal Power Group, Inc.

By:	/s/ Ian Edmonds
Ian Edmonds
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Ian Edmonds	Chief Executive Officer, Interim	March 29, 2013
Ian Edmonds	Chief Financial Officer and Director (Principal Executive and Financial Officer)

/s/ William Tan	Chairman of the Board	March 29, 2013
William Tan

/s/ Robert M. Gutkowski	Director	March 29, 2013
Robert M. Gutkowski

/s/ Leslie Bernhard	Director	March 29, 2013
Leslie Bernhard

/s/ Hyun (Joyce) Park	Director	March 29, 2013
Hyun (Joyce) Park

ITEM 15 (A) (1)
FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
UNIVERSAL POWER GROUP, INC.

DECEMBER 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
Universal Power Group, Inc.
Carrollton, Texas

We have audited the accompanying consolidated balance sheets of Universal Power Group, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income and cash flows for the years then ended.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Power Group, Inc. as of December 30, 2012, and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/BKD, LLP
Dallas, Texas
March 29, 2013

UNIVERSAL POWER GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share data)

ASSETS

	December 31,
	2012	2011
CURRENT ASSETS
Cash and cash equivalents	$2,069	$283
Accounts receivable:
Trade, net of allowance for doubtful accounts of $324 and $384	8,847	12,972
Other	455	442
Inventories – finished goods, net of allowance for obsolescence of $423 and $830	30,396	24,174
Current deferred tax asset	838	972
Income tax receivable	512	721
Prepaid expenses and other current assets	970	1,426
Total current assets	44,087	40,990

PROPERTY AND EQUIPMENT
Logistics and distribution systems	1,908	1,871
Machinery and equipment	709	1,044
Furniture and fixtures	518	511
Leasehold improvements	395	389
Vehicles	111	171
Total property and equipment	3,641	3,986
Less accumulated depreciation and amortization	(3,173)	(3,128)
Net property and equipment	468	858

GOODWILL	1,387	1,387
INTANGIBLES, net	593	527
OTHER ASSETS	155	100
NON-CURRENT DEFERRED TAX ASSET	357	213
	2,492	2,227
TOTAL ASSETS	$47,047	$44,075

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL POWER GROUP, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Amounts in thousands except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,
	2012	2011
CURRENT LIABILITIES
Line of credit	$12,188	$12,654
Accounts payable	7,231	6,845
Accrued liabilities	386	1,227
Current portion of settlement accrual	—	241
Current portion of capital lease and note obligations	620	119
Total current liabilities	20,425	21,086

LONG-TERM LIABILITIES
Capital lease and note obligations, less current portion	3,608	229

TOTAL LIABILITIES	24,033	21,315

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, 50,000,000 shares authorized, 5,020,000 shares issued and outstanding	50	50
Additional paid-in capital	16,390	16,339
Retained earnings	6,574	6,419
Accumulated other comprehensive loss	—	(48)
Total shareholders’ equity	23,014	22,760
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,047	$44,075

The accompanying notes are an integral part of these consolidated financial statements.

 UNIVERSAL POWER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

	Years Ended December 31,
	2012	2011
Net sales	$91,930	$88,601
Cost of sales	75,661	71,399
Gross profit	16,269	17,202

Operating expenses	14,703	15,840

Operating income	1,566	1,362

Other income (expense)
Interest expense	(561)	(565)
Other, net	129	(7)
Total other expense, net	(432)	(572)

Income from continuing operations before provision for income taxes	1,134	790
Provision for income taxes	(433)	(422)
Income from continuing operations	701	368
Discontinued operations:
Loss from operations of discontinued
Monarch Outdoor Adventures, LLC
(including loss on disposal of $616 in Q2 2012)	(707)	(234)
Provision for income taxes	161	80
Loss from discontinued operations	(546)	(154)
Net income	$155	$214
Basic:
Income from continuing operations	$0.14	$0.07
Loss from discontinued operations	$(0.11)	$(0.03)
Net Income	$0.03	$0.04
Diluted:
Income from continuing operations	$0.13	$0.07
Loss from discontinued operations	$(0.10)	$(0.03)
Net income	$0.03	$0.04
Weighted average shares outstanding
Basic	5,020	5,020
Diluted	5,205	5,040

The accompanying notes are integral part of these consolidated financial statements.

UNIVERSAL POWER GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2012 and 2011

(Amounts in thousands)

	Common Stock				Accumulated
	Shares	Amounts	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Total
Balances at January 1, 2011	5,020	$50	$16,076	$6,205	$(164)	$22,167

Stock-based compensation expense	—	—	263	—	—	263
Amortization of hedging instrument	—	—	—	—	116	116

Net income	—	—	—	214	—	214
Balances at December 31, 2011	5,020	50	16,339	6,419	(48)	22,760

Stock-based compensation expense	—	—	51	—	—	51

Amortization of hedging instrument	—	—	—	—	48	48

Net income	—	—	—	155	—	155
Balances at December 31, 2012	5,020	$50	$16,390	$6,574	$—	$23,014

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL POWER GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Years Ended December 31,
	2012	2011
Net income	$155	$214
Amortization of hedging instrument	48	116
Comprehensive income	$203	$330

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL POWER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$155	$214
Items not requiring (providing) cash
Depreciation and amortization	434	841
Provision for doubtful accounts	73	6
Provision for obsolete inventory	264	461
Deferred income taxes	(10)	338
Loss on disposal of Monarch	616	—
Loss on disposal of property	—	7
Stock-based compensation	51	263
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable – trade	4,045	(2,148)
Accounts receivable – other	67	(415)
Inventories	(6,651)	8,892
Income taxes receivable/payable	209	(747)
Prepaid expenses and other assets	399	(139)
Accounts payable	386	(1,032)
Accrued liabilities	(1,165)	893
Settlement accrual	(241)	(734)
Net cash provided by (used in) operating activities	(1,368)	6,700

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash paid in Progressive Technologies, Inc. acquisition	—	(2,268)
Purchase of intellectual property	(240)	—
Net cash received on Monarch Outdoor Adventures, LLC sale	40	—
Purchase of property and equipment	(60)	(59)
Proceeds from sale of equipment	—	2
Net cash used in investing activities	(260)	(2,325)

CASH FLOWS FROM FINANCING ACTIVITIES
Net activity on line of credit	(466)	(3,670)
Proceeds from term loan	4,000	—
Payments on capital lease and note obligations	(120)	(637)
Net cash provided by (used in) financing activities	3,414	(4,307)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,786	68
Cash and cash equivalents at beginning of year	283	215
Cash and cash equivalents at end of year	$2,069	$283

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$101	$1,003
Interest paid	$563	$568

The accompanying notes are an integral part of these consolidated financial statements

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

On April 20, 2011, the Company completed an acquisition of substantially all of the business assets of Progressive Technologies, Inc. (“PTI”), a North Carolina company that designs and builds custom battery packs.  The acquisition consideration totaled approximately $3,300,000 million (see Note K).  PTI’s expertise in lithium-ion battery packs, among other chemistries, further enhances the Company’s product and service offerings.  In addition, PTI’s products will strengthen the Company’s position in the medical field and other market segments.  On September 1, 2011, PTI changed its legal name to ProTechnologies, Inc.

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

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net identifiable assets of the acquired business.  Goodwill is tested annually for impairment and when events or circumstances change to suggest that the carrying amount may not be recoverable.  For purposes of impairment testing, goodwill is allocated to reporting units, which are either at the operating segment level or one reporting level below the operating segment.  Goodwill is recorded in the financial statements at cost less accumulated impairment losses.  In the second quarter of 2012, management performed the required annual impairment test under the qualitative assessment methodology and determined that goodwill was not impaired.

Intangible Assets

Intangible assets consist primarily of intellectual property, non-compete agreements and customer lists.  These assets are carried at historical cost and are amortized over the estimated useful lives of the assets, which range from one to ten years.

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

Impairment of Long-Lived Assets

Long-lived assets, which include property and equipment and intangible assets, are reviewed when events or changes in circumstances indicate that their carrying value may not be recoverable.  If an impairment indicator exists, the Company compares the future undiscounted cash flows of such assets to their carrying value.  If the carrying value exceeds the future undiscounted cash flows, the assets are written down to their fair value using discounted cash flows.  There were no indicators of impairment during the years ended December 31, 2012 and 2011.

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

Comprehensive Income

Comprehensive income includes the amortization and reclassification of the loss on an interest rate swap that was terminated in 2009.  This amount was reclassified into interest expense over the original contractual term of the interest rate swap starting as of December 16, 2009 through July 5, 2012.

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

Post Shipment Obligations

The Company offers its customers a limited warranty for replacement of finished goods that do not function properly.  Generally, the limited warranty period ranges from 90 days to three years.  The most common types of warranty claims are batteries that leak or batteries that do not provide the voltage they are intended to supply.  The Company’s written warranty is limited to the replacement of the product purchased and does not cover the product the battery is intended to power.  The Company’s replacement rate is insignificant, and is therefore recorded when the warranty expense is incurred.  If the Company determines that a shipment of product had a manufacturing defect, the Company has recourse with the manufacturer to recover the replacement costs incurred.  The costs of isolated or individual instances of defects are borne by the Company.  At December 31, 2012 and 2011, the Company has a warranty reserve of approximately $10,000.

Advertising costs

Advertising costs are charged to operations when incurred.  Advertising expense totaled approximately $720,000 and $750,000 for the years ended December 31, 2012 and 2011, respectively.

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

For the year ended December 31, 2012, 581,250 stock options are excluded from the calculation of diluted earnings per share because they are anti-dilutive.  For the year ended December 31, 2011, 551,250 stock options are excluded from the calculation of diluted earnings per share because they are anti-dilutive.

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

Stock-Based Compensation

Stock-based compensation expense recognized in the statements of operations during the years ended December 31, 2012 and 2011 includes compensation expense recorded over the vesting period for options and restricted stock awards.  Stock options are valued based on the grant date fair value. On December 22, 2011, the Company re-priced certain outstanding options held by its directors, officers and employees having an exercise price substantially higher than the current per share trading price. The exercise price of these options was reduced to the current market value of common stock at the date of the modification. In consideration, the holders agreed that only 50% of their options would be exercisable immediately and the balance were fully exercisable in December 2012. These options were all fully vested at the re-pricing date and therefore the incremental compensation was recorded on the date of modification.  The incremental compensation measured as the excess of the fair value of the modified award over the fair value of the original award immediately before the terms were modified, which totaled approximately $208,000, is recorded in operating expenses in the accompanying consolidated statements of operations in 2011.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

NOTE C. INVENTORIES

Inventories consist of the following:

	December 31,
	2012	2011
	(dollars in thousands)
Battery and related inventory	$25,124	$15, 722
Security related inventory	2,736	5,546
Electronic components inventory	2,959	3,565
Other	—	171
Inventory obsolescence reserve	(423)	(830)
	$30,396	$24,174

NOTE D. LINE OF CREDIT

Effective December 20, 2012, we entered into a credit agreement with Comerica Bank under which we may borrow up to $34.0 million, including a $30.0 million revolving line of credit (“Credit Line”) and $4.0 million term loan (“Term Loan”).  The Credit Line replaced the credit facility that we had with Wells Fargo.  All borrowings are secured by a first lien on all of our assets.   In addition, we may request an increase in the maximum Credit Line to $40,000,000.  Our borrowing availability is dependent upon our level of accounts receivable and inventory.  With respect to the interest rate for each borrowing, we have the option to choose a “LIBOR-base Rate” or “Daily Adjusted LIBOR-based Rate” plus an “Applicable LIBOR Margin.”  Under the Credit Line, interest is payable monthly and the outstanding principal is due at maturity, on December 20, 2016 (the “Maturity Date”).  Under the Term Loan, principal is payable in equal monthly installments of $47,619, plus interest beginning on February 1, 2013 with the entire unpaid principal amount due on the Maturity Date.  At December 31, 2012, approximately $12.2 million was outstanding under the Credit Line and both the Credit Line and Term Loan were accruing interest at the rate of 2.08% per annum.

The Credit Agreement contains customary negative covenants restricting the Company’s ability to take certain actions without Comerica’s consent, including incurring additional indebtedness, transferring or encumbering assets, and acquiring other businesses.  If there is an “event of default”, including failure to pay, bankruptcy, breach of covenants and breach of representations and warranties, all amounts outstanding under the Credit Agreement will become immediately due and payable.  In addition, the Company must maintain certain financial covenants on a quarterly basis.

Upon closing of the new credit facility, we immediately borrowed $15.5 million to repay the amounts due to Wells Fargo under our prior credit facility

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

NOTE E. CAPITAL LEASE AND NOTE OBLIGATIONS

Capital lease and note obligations consist of the following:

	December 31,
	2012	2011
	(dollars in thousands)
Various capital leases payable in monthly installments through December 2012. The monthly payments, including interest, range from $194 to $634. These obligations are secured by the related underlying equipment.	$—	$26

Note obligation in connection with acquisition, matures April 2015; payable $8,333 monthly including interest, unsecured	228	322

Term loan with Comerica, matures December 2016; principle monthly payment of $47,619 plus variable interest rate and a balloon payment at maturity	4,000	—
	4,228	348
Less current portion	(620)	(119)
Long-term portion of capital lease and note obligations	$3,608	$229

On December 20, 2012, the Company entered into a Credit Agreement with Comerica (as discussed in Note D) under which the Company obtained a term loan of $4,000,000.   This term loan represents the approximate acquisition cost of PTI, for which UPG originally used their line of credit to make the acquisition.   All borrowings under the Credit Agreement are secured by a first lien on all of the Company’s assets. The note bears interest at the same rate as the line of credit which is payable monthly along with the monthly principal payment of $47,619 which is based on a 7 year amortization period.  The remaining loan balance is due in a balloon payment on the loan maturity date.  At December 31, 2012, the term loan was accruing interest at the rate of 2.08% per annum.  The term loan matures on December 20, 2016.

NOTE F. INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and various states. With a few exceptions, the Company is no longer subject to U.S. state and local income tax examinations by tax authorities for years before 2008.

Deferred tax assets and liabilities consist of the following:

	December 31,
	2012	2011
	(dollars in thousands)
Deferred tax assets, current:
Inventory obsolescence	$144	$282
Inventory capitalization	629	490
Allowance for doubtful accounts	64	58
Accrued liabilities	1	31
Interest rate swap	—	29
Settlement accrual	—	82
Total deferred tax assets, current	838	972

Deferred tax assets, non-current:
Intangible assets	98	175
Deferred rent	114	—
Stock-based compensation	978	948
Property and equipment	(65)	(142)
Valuation allowance	(768)	(768)
Total deferred tax assets, non-current	357	213

Net deferred tax assets	$1,195	$1,185

The Company’s provision for income taxes from continuing operations is comprised as follows:

	Year Ended December 31,
	2012	2011
	(dollars in thousands)
Current federal income tax expense (benefit)	$285	$18
Current state income tax expense	105	73
Deferred income tax expense (benefit)	43	331
Provision for income taxes	$433	$422

The Company’s income tax expense from continuing operations for the years ended December 31, 2012 and 2011 differed from the statutory federal rate of 34 percent as follows:

	Year Ended December 31,
	2012	2011
	(dollars in thousands)
Tax at statutory rate	$299	$269
Amounts not deductible for income tax purposes	60	60
State income taxes, net of federal income tax effect	75	38
Other	(1)	55
Income tax expense	$433	$422

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that, some portion of the deferred tax asset will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

As of December 31, 2012 and 2011, management could not determine based on weighing of objective evidence that it is more likely than not that all of the deferred tax assets will be realized. As a result, as of December 31, 2012 and 2011, a valuation allowance of $768,000 was recorded to reduce the deferred tax assets to the amount that is more likely than not to be realized.

NOTE G. STOCK-BASED COMPENSATION

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

A total of 1,980,000 shares of the Company’s common stock, representing 39.4% of the total number of shares issued and outstanding at December 31, 2012, are reserved for issuance under the Plan.  If an award expires or terminates unexercised or is forfeited to the Company, or shares covered by an award are used to fully or partially pay the exercise price of an option granted under the Plan or shares are retained by the Company to satisfy tax withholding obligations in connection with an option exercise or the vesting of another award, those shares will become available for further awards under the Plan.

At December 31, 2012, common shares reserved for future issuance include 1,980,000 shares issuable under the Plan, as well as 20,000 shares issuable outside the Plan.  At December 31, 2012, there are 1,433,842 options outstanding under the Plan and 546,158 options are available for future grants.

Valuation Assumptions

The fair values of new option awards granted under the Plan were estimated at the grant date or modification date using a Black-Scholes option pricing model with the following assumptions for the fiscal years ended December 31, 2012 and 2011:

	2012	2011
Weighted average assumptions used:
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.72%	1.96%
Expected volatility	74%	77%
Expected life (in years)	5	5
Weighted average grant date fair value	$1.33	$1.03

Volatility for the years ended December 31, 2012 and 2011 is computed using the volatility of the Company’s common stock since its IPO transaction in late 2006.  The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.  Due to the limited period of time its equity shares have been publicly traded, and the lack of sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term, the expected term is calculated using the simplified method for all options granted on each grant date.

Stock Incentive Plan Summary

Stock option activity under the Plan for the years ended December 31, 2012 and 2011, was as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2011	1,381,842	$6.65
Granted	30,000	1.64
Exercised	(8,000)	7.00
Options outstanding at December 31, 2011	1,403,842	3.50
Granted	30,000	2.17

Options exercisable at December 31, 2012	1,433,842	$3.47

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

On October 23, 2012, 30,000 options were granted that were fully vested and immediately exercisable.

Stock Options Outstanding and Exercisable

The following summarizes stock options outstanding under our 2006 Stock Option Plan at December 31, 2012, as modified by the provisions of the stock option modification agreement effective December 22, 2011:

Options Outstanding and Exercisable
Exercise Prices	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Remaining Contractual Life (in years)
$1.54	822,592	822,592	4.15
1.64	30,000	30,000	8.88
1.97	20,000	20,000	6.55
2.17	30,000	30,000	9.81
3.81	36,250	36,250	5.61
4.48	20,000	20,000	3.97
7.00	475,000	475,000	3.97
$1.54 - $7.00	1,433,842	1,433,842	4.37

At December 31, 2012, the aggregate intrinsic value of options outstanding and exercisable was $8,226. At December 31, 2011, the aggregate intrinsic value of options outstanding and exercisable was $164,692.

At December 31, 2012, all outstanding options under the Plan were fully vested and exercisable with no remaining unrecognized compensation expense.

Non-Employee Stock Options

On March 21, 2007, the Company issued stock options to non-employees to purchase 20,000 shares of the Company’s common stock at an exercise price of $7.00 per share vesting over the next three years and expiring December 19, 2016. These stock options remain outstanding as of December 31, 2012.

Restricted Stock

On June 25, 2007, Zunicom issued an aggregate of 645,133 shares of restricted stock to certain employees of UPG for past and future services.  Under the terms of the grant, these shares could not be sold, conveyed, transferred, pledged, encumbered or otherwise disposed of prior to the earlier of June 25, 2011 or the date on which the employee’s employment is terminated by UPG, whichever occurred first.  In January 2009, 227,229 of these shares were forfeited when the Company’s then chief executive officer resigned.  In May 2011, another 19,760 shares were forfeited by employees who voluntarily terminated their employment with the Company.  The Company amortized the fair value of these shares as compensation expense over the 48 month vesting period.  Approximately $0 and $14,000 of compensation expense related to these shares was recorded during 2012 and 2011 respectively.   As of December 31, 2011, the compensation expense for this group has been fully recognized.

On June 24, 2011, Zunicom issued an additional 99,538 restricted shares of its common stock to the same Company employees who received the grant in June 2007 and who were still employed by the Company.  As a condition to this grant, the grantees agreed to extend the restricted period on the shares issued in June 2007 for an additional three years.  As a result, all 497,683 shares will vest on June 24, 2014.  The fair value of the shares issued on June 24, 2011 at the issue date was approximately $34,000.  The Company is amortizing the fair value as compensation expense over the 36-month vesting period in accordance with ASC Topic 718, Compensation – Stock Compensation.  Approximately $11,400 and $5,700 of compensation expense related to these shares was recorded during 2012 and 2011 respectively.  At December 31, 2012, there is approximately $17,000 of remaining unrecognized compensation expense associated with this grant.

NOTE H. CREDIT CONCENTRATIONS AND SIGNIFICANT CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Effective July 1, 2010, the FDIC’s insurance limits were permanently increased to $250,000.  Pursuant to legislation enacted in 2010, the FDIC fully insured all non-interest bearing transaction accounts beginning December 31, 2010 through December 31, 2012, at all FDIC insured institutions.  This legislation expired on December 31, 2012.  Beginning January 1, 2013, non-interest bearing transaction accounts are subject to the $250,000 limit on FDIC insurance per covered institution.

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

At December 31, 2011, the Company had receivables due from ADT Security Services that comprised approximately 23% of total trade receivables.  During the year ended December 31, 2011, ADT Security Services accounted for 14% of net sales.

A significant portion of the Company’s inventory purchases are from two suppliers, we have had one major battery supplier that accounted for 30% and 46% of our inventory purchases in 2012 and 2011, respectively.   In 2012, we have sourced additional battery supplier that accounted for 12%.  The Company purchased approximately 16% and 29%, of its inventory from domestic sources with the remainder purchased from international sources, predominantly China, for the years ended December 31, 2012 and 2011, respectively.  Historically, the Company has had significant long-term relationships with manufacturers located principally in China, specifically one key supplier. The Company has since expanded its supplier relationships throughout the Pacific Rim including Taiwan, Malaysia and Vietnam, in an effort to reduce supplier concentration and better improve the Company’s supply base.

NOTE I. SETTLEMENT AGREEMENT

In March 2009, in an effort to improve efficiencies within its sourcing channels, the Company entered into an agreement with its primary independent sourcing agent canceling its relationship with that agent.  Under the agreement, the Company agreed to pay its former sourcing agent a total of $2.565 million, including amounts owed with respect to purchases prior to the cancellation of the relationship, over a three-year period.  The sourcing agent assigned to the Company all of the North American distribution rights on products manufactured by certain factories, including the Company’s primary battery supplier, and agreed to a three-year non-compete covenant.  At December 31, 2012 and 2011, there was approximately $0 and $241,000, respectively, recorded as settlement accrual in the accompanying balance sheet that are due and payable to the agent pursuant to this agreement.  The Company recorded the entire settlement amount as settlement expense during 2009 and an aggregate of $89,000 was expensed as interest over the term of the agreement.

NOTE J. COMMITMENTS AND CONTINGENCIES

Licensing Agreement

During 2009, the Company entered into a licensing agreement for the development and sale of automotive battery chargers and maintainers, automotive jump-starters and power inverters. Under the terms of the agreement, the Company will pay a royalty of a percentage on net sales of licensed products as defined in the agreement. Our agreement with Energizer expired December 31, 2012.

Litigation

Universal Power Group, Inc.,(Plaintiff and Counterdefendant) v. Randy T. Hardin, Steven W. Crow and Bright Way Group, LLC (Defendants, Counter Plaintiffs and Third-Party Plaintiffs) v. William Tan, Ian Edmonds and Mimi Tan Edmonds (Third-Party Defendants), Cause No. 11-09787-E (In the District Court of Dallas County, Texas, 101st Judicial District).

The Company initiated the above referenced case on August 8, 2011 by filing its Original Petition and Application for Temporary Injunction and for Permanent Injunctive Relief against Randy Hardin, a former President of the Company, Bright Way Group, Hardin’s new business venture, and Steven Crow, the Company’s former Vice President of Product Development and Retail Chain Sales.  On March 19, 2012, the parties entered into a settlement agreement whereby Defendants paid the Company a sum of money and agreed to the entry of a temporary injunction restricting Defendants from contacting certain of the Company’s customers and suppliers until January 1, 2013.  The parties have agreed to dismiss all claims and counterclaims in the lawsuit.

The Company is subject to legal proceedings and claims that arise in the ordinary course of business.  Management does not believe that the outcome of these matters will have a material adverse effect on the Company’s financial position, operating results, or cash flows.  However, there can be no assurance that such legal proceedings will not have a material impact.

Operating Leases

The Company leases certain office and warehouse facilities and various vehicles and equipment under non-cancelable operating leases, some with escalating payment and free rent clauses with various maturity dates through 2023.  Minimum future payments on these leases as of December 31, 2012 are as follows:

Years Ending December 31,	(dollars in thousands)
2013	$624
2014	963
2015	927
2016	819
2017	753
Thereafter	4,023
$8,109

Rent expense for the years ended December 31, 2012 and 2011 totaled approximately $1.376 million and $1.428 million, respectively.

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

NOTE K. BUSINESS COMBINATION

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

NOTE L. INTANGIBLE ASSETS

Intangible assets, net of accumulated amortization are as follows:

	December 31,
	2012	2011
	(dollars in thousands)
Intangible assets	$987	$747
Less: accumulated amortization	(394)	(220)
Intangible assets, net	$593	$527

On December 19, 2012, UPG was assigned the Kinetik brand, trademarks and intellectual property.  The Company initially recorded $240,000 for the acquired assets.  The agreement contains a contingent consideration that has benchmarks for each year starting in 2013 for the next seven years.   The contingent consideration is earned based upon achieving both the annual revenue and annual net profit thresholds for each year.   Additional amounts will be recorded as a part of the amortized cost when the contingency is resolved and the consideration is paid or becomes payable.

Amortization expense for the years ended December 31, 2012 and 2011 was $174,000 and $220,000, respectively.  The weighted average remaining useful life of the intangibles at December 31, 2012 is 6.01 years.    Estimated amortization at December 31, 2012 for each of the following five years is (dollars in thousands):

Years Ending December 31,
2013	$176
2014	106
2015	75
2016	75
2017	40
Thereafter	120
$592

NOTE M. EMPLOYEE BENEFIT PLAN

The Company established and continues to maintain a 401(k) plan intended to qualify under sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended.  All employees who are at least 18 years of age are eligible to participate in the plan.  There is no minimum service requirement to participate in the plan.  Under the plan, an eligible employee can elect to defer from 1% to 85% of his salary subject to Internal Revenue Code limitations.  The Company may, at its sole discretion, contribute and allocate to plan participant’s account a percentage of the plan participant’s contribution.  PTI has a 401(k) plan which the employer contributes 3% under the safe harbor contribution.  Total Company contributions to the 401(k) plans were $28,000 and $20,000 for the years ended December 31, 2012 and 2011, respectively.