Form 10-Q
period 2013-03-31
UNIVERSAL POWER GROUP INC.
filed 2013-05-13
CIK 1372000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Yes ☐                      No ☑

As of May 9, 2013, 5,020,000 shares of Common Stock were outstanding.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements”, as defined in the Private Securities Litigation Reform Act of 1995 or by the U.S. Securities and Exchange Commission (“SEC”) in its rules, regulations and releases.  The term forward looking statements refers to, among other things, all statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations.  The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors, described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC (“Annual Report”) and elsewhere in this report, which could adversely affect our business and financial performance.  In addition, our past results of operations do not necessarily indicate our future results.  Finally, the third-party logistics services business and the battery and related power accessory supply and distribution business are highly competitive and rapidly changing.  New risk factors emerge from time to time and it is not possible for us to anticipate all the relevant risks to our business.  We cannot assess the impact of all such risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statements.

Except as otherwise required by applicable laws and regulations, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this report or our Annual Report, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.  Neither the Private Securities Litigation Reform Act of 1995 nor Section 27A of the Securities Act of 1933 provides any protection to us for statements made in this report.  You should not rely upon forward-looking statements as predictions of future events or performance.  We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Universal Power Group, Inc.

(i)

PART I — FINANCIAL INFORMATION

Item 1.             Condensed Consolidated Financial Statements

UNIVERSAL POWER GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(Amounts in thousands except share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$980	$2,069
Accounts receivable:
Trade, net of allowance for doubtful accounts of $137 (unaudited) and $324	12,161	8,847
Other	174	455
Inventories – finished goods, net of allowance for obsolescence of $485 (unaudited) and $423	30,130	30,396
Current deferred tax asset	880	838
Income tax receivable	421	512
Prepaid expenses and other current assets	1,291	970
Total current assets	46,037	44,087

PROPERTY AND EQUIPMENT
Logistics and distribution systems	1,877	1,908
Machinery and equipment	484	709
Furniture and fixtures	881	518
Leasehold improvements	918	395
Vehicles	40	111
Total property and equipment	4,200	3,641
Less accumulated depreciation and amortization	(2,467)	(3,173)
Net property and equipment	1,733	468

GOODWILL	1,387	1,387
INTANGIBLES, net	548	593
OTHER ASSETS	161	155
NON-CURRENT DEFERRED TAX ASSET	274	357
	2,370	2,492

TOTAL ASSETS	$50,140	$47,047

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Amounts in thousands except share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
CURRENT LIABILITIES
Line of credit	$12,820	$12,188
Accounts payable	8,101	7,231
Accrued liabilities	681	386
Current portion of capital lease and note obligations	682	620
Deferred landlord improvements	84	—
Total current liabilities	22,368	20,425

LONG-TERM LIABILITIES
Capital lease and note obligations, less current portion	3,732	3,608
Deferred landlord improvements	812	—
Total long-term liabilities	4,544	3,608

TOTAL LIABILITIES	26,912	24,033

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, 50,000,000 shares authorized, 5,020,000 shares issued and outstanding	50	50
Additional paid-in capital	16,393	16,390
Retained earnings	6,785	6,574
Total shareholders’ equity	23,228	23,014

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,140	$47,047

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands except per share data)

	Three Months Ended March 31,
	2013	2012
Net sales	$20,458	$26,338
Cost of sales	16,024	21,685
Gross profit	4,434	4,653

Operating expenses	3,931	4,085

Operating income	503	568

Other income (expense)
Interest expense	(85)	(143)
Other, net	(50)	127
Total other expense, net	(135)	(16)
Income from continuing operations before provision for income taxes	368	552
Provision for income taxes	(157)	(216)
Income from continuing operations	211	336
Discontinued operations:
Loss from operations of discontinued Monarch Outdoor Adventures, LLC	—	(61)
Provision for income taxes	—	17
Loss on discontinued operations	—	(44)
Net income	$211	$292
Net income per share
Basic:
Income from continuing operations	$0.04	$0.07
Gain (loss) on discontinued operations	$—	$(0.01)
Net income	$0.04	$0.06
Diluted:
Income from continuing operations	$0.04	$0.06
Gain (loss) on discontinued operations	$—	$(0.01)
Net income	$0.04	$0.05
Weighted average shares outstanding
Basic	5,020	5,020
Diluted	5,133	5,202

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$211	$292
Amortization of hedging instrument	—	28
Comprehensive income	$211	$320

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$211	$292
Items not requiring (providing) cash:
Depreciation and amortization	96	135
Provision for bad debts	78	23
Provision for obsolete inventory	102	140
Loss on disposal of property and equipment	50	—
Deferred income taxes	41	129
Stock-based compensation	3	3
Changes in operating assets and liabilities
Accounts receivable – trade	(3,392)	(2,988)
Accounts receivable – other	281	49
Inventories	164	(130)
Income taxes receivable/payable	91	78
Prepaid expenses and other assets	(327)	(1,773)
Accounts payable	870	3,375
Accrued liabilities	295	(233)
Settlement accrual	—	(241)
Net cash used in operating activities	(1,437)	(1,141)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	3	—
Purchases of property and equipment	(168)	(17)
Net cash used in investing activities	(165)	(17)

CASH FLOWS FROM FINANCING ACTIVITIES
Net activity on line of credit	632	1,269
Payments on capital lease and note obligations	(119)	(38)
Net cash provided by financing activities	513	1,231

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,089)	73
Cash and cash equivalents at beginning of period	2,069	283
Cash and cash equivalents at end of period	$980	$356

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$13	$7
Interest paid	$86	$144

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of property and equipment through landlord incentives	$896	$—
Acquisition of property and equipment through capital lease	$345	$—

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The condensed consolidated interim unaudited financial statements of Universal Power Group, Inc. (“UPG” or the “Company”), a Texas corporation, included in this quarterly report have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three-month periods ended March 31, 2013 and 2012.  The results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted.  The unaudited condensed consolidated financial statements included in this filing should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 29, 2013.  The condensed consolidated balance sheet of the Company as of December 31, 2012 has been derived from the audited consolidated balance sheet as of that date.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE B — ORGANIZATION

The Company is a distributor and supplier of batteries and related power accessories to a diverse range of industries, and a provider of third-party fulfillment and logistics services and value-added solutions.  The Company’s primary logistics center is located in Coppell, Texas and regional logistic centers are located in Las Vegas, Nevada and Atlanta, Georgia.  The Company’s customers are primarily located in the United States.  A small portion of the Company’s sales is to customers located in the United Kingdom, Australia, Ireland, Japan, China, Canada and Latin America.

Until December 20, 2006, the Company was a wholly owned consolidated subsidiary of Zunicom, Inc. (“Zunicom”), a Texas corporation, whose stock is quoted on the OTC Markets under the symbol “ZNCM.”  On December 20, 2006, the SEC declared effective a registration statement filed by the Company registering the sale of 3,000,000 shares of its common stock, including 1,000,000 shares owned by Zunicom (the “IPO”).  As a result of the IPO, Zunicom’s interest in the Company was reduced to 40%.  Zunicom no longer owns a controlling interest in UPG; however, as the largest shareholder, Zunicom does have significant influence over UPG.

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

        On January 9, 2013, the Company became the sole member of a newly formed entity, SAM Security, LLC (“SAM”).  SAM provides a do-it-yourself (“DIY”) home security system to retailers throughout the U.S.

UNIVERSAL POWER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE C — STOCK-BASED COMPENSATION

At March 31, 2013, common shares reserved for future issuance include 1,980,000 shares issuable under the 2006 Stock Option Plan, as amended, as well as 20,000 shares issuable upon exercise of options not granted under the 2006 Stock Option Plan.  At March 31, 2013, there were 1,433,842 options outstanding under the 2006 Stock Option Plan, and 546,158 options are available for future grants.

There were no options granted during the three months ended March 31, 2013 or 2012.

At March 31, 2013, the aggregate intrinsic value of options outstanding and exercisable was $124,889.

At March 31, 2013, all outstanding options under the 2006 Stock Option Plan were fully vested with no remaining unrecognized compensation expense.

On June 25, 2007, Zunicom issued restricted stock to certain employees of UPG for past and future services.  The Company amortized the fair value of 398,144 shares, which had not been forfeited, and compensation expense has been fully vested.  On June 24, 2011, Zunicom issued an additional 99,538 restricted shares of its common stock to the same Company employees who received the grant in June 2007 and who were still employed by the Company.  As a condition to this grant, the grantees agreed to extend the restricted period on the shares issued in June 2007 for an additional three years.  As a result, all 497,682 shares will vest on June 24, 2014.  The Company is amortizing the fair value as compensation expense over the 36-month vesting period in accordance with ASC Topic 718, Compensation – Stock Compensation.  Approximately $2,800 compensation expense related to these shares was recorded during the three-month periods ended for both March 31, 2013 and 2012.  At March 31, 2013, there is approximately $14,200 of remaining unrecognized compensation expense associated with this grant.

On March 21, 2007, the Company issued stock options to non-employees to purchase 20,000 shares of the Company’s common stock at an exercise price of $7.00 per share vesting over three years and expiring December 19, 2016.  These stock options remain outstanding as of March 31, 2013.

NOTE D — NET INCOME (LOSS) PER SHARE

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

For the three-month period ended March 31, 2013, the dilutive effect of 852,592 stock options is included in the calculation and 601,250 stock options are excluded from the calculation as they are antidilutive.  For the three-month period ended March 31, 2012, the dilutive effect of 852,592 stock options is included in the calculation and 571,250 stock options are excluded from the calculation as they are antidilutive.

NOTE E — LINE OF CREDIT

Effective December 20, 2012, the Company entered into a credit agreement with Comerica Bank under which it may borrow up to $34.0 million, including a $30.0 million revolving line of credit (“Credit Line”) and $4.0 million term loan (“Term Loan”).  The Credit Line replaced the credit facility that the Company had with Wells Fargo.  All borrowings are secured by a first lien on all of the Company’s assets.  In addition, the Company may request an increase in the maximum Credit Line to $40.0 million.  Its borrowing availability is dependent upon its level of accounts receivable and inventory.  With respect to the interest rate for each borrowing, the Company has the option to choose a “LIBOR-base Rate” or “Daily Adjusted LIBOR-based Rate” plus an “Applicable LIBOR Margin.”  Under the Credit Line, interest is payable monthly and the outstanding principal is due at maturity, on December 20, 2016 (the “Maturity Date”).  Under the Term Loan, principal is payable in equal monthly installments of $47,619, plus interest beginning on February 1, 2013 with the entire unpaid principal amount due on the Maturity Date.  At March 31, 2013, approximately $12.8 million was outstanding under the Credit Line and $3.9 million was outstanding under the term loan.  Both the Credit Line and Term Loan were accruing interest at the rate of 2.08% per annum.

UNIVERSAL POWER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Interest Rate Swap

The Company terminated an Interest Swap Agreement (“ISA”) it had with its previous lender in connection with a prior credit agreement and, consequently, discontinued hedge accounting as of December 16, 2009.  The Company continues to incur interest expense commensurate with its original, hedged risk, and there is currently no indication that interest payments on the hedged transaction would not continue.  Therefore, the realized losses related to the ISA will not be recognized immediately and will remain in accumulated other comprehensive income (loss).  These losses were reclassified into interest expense over the original contractual term of the ISA starting as of December 16, 2009 through July 5, 2012.

NOTE F — CONCENTRATIONS

At March 31, 2013, the Company had receivables due from one customer of approximately $2.5 million and as of March 31, 2012, the Company had receivables due from a different customer of approximately $2.7 million.During the three months ended March 31, 2013, one customer accounted for 17.8% of net sales.  During the three months ended March 31, 2012, another customer accounted for 11% of net sales.

NOTE G — LEGAL PROCEEDINGS

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

The Company recorded income tax expense from continuing operations of approximately $157,000 and $216,000 for each of the three-month periods ended March 31, 2013 and 2012, respectively.  The Company’s effective tax rate was 42.7% and 39.1% for the three-month periods ended March 31, 2013 and 2012, respectively.  The taxes were higher than the statutory rate of 34% primarily as a result of state income taxes and items not deductible for income tax reporting.

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

UNIVERSAL POWER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

********

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

Distribution Business

We sell, distribute and market batteries, related power accessories, renewable power products and security accessories under various manufacturer brands, private labels and our own proprietary brands.  We are one of the leading domestic distributors of sealed, or “maintenance-free,” lead-acid batteries (“SLA batteries”).  We also assemble lithium-ion and other custom battery packs.  Our principal product lines include:

●	batteries and custom battery packs of a wide variety of chemistries, battery chargers and related accessories;

●	portable battery-powered products, such as jump starters;

●	low voltage wire and cable products;

●	security system components, such as alarm panels, perimeter access controls, horns, sirens, speakers, transformers, cable and wire; and

●	renewable power products such as solar power generators and solar products.

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

Our acquisition of ProTechnologies, Inc. (“PTI”) is indicative of this strategy. PTI is a lithium-ion battery pack assembler and distributor; and holds several ISO certifications required by medical and other specialized purchasers of battery packs.  As a result, the acquisition of PTI expands our product and service offerings, adds to our technical capabilities and enables us to penetrate new markets such as medical, military, metering, mining, hobby, handheld communications and OEM applications.

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

Results of Operations

The following table compares our statement of operations data for the three months ended March 31, 2013 and 2012.  The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the nature of revenues (sales of batteries and other power accessory products versus logistics or value added services) and the relative mix of products sold (batteries versus other power supply products), which can vary from quarter to quarter, as well as the state of the general economy.  In addition, our operating results in future periods may also be affected by acquisitions.

	Three months ended March 31,
	2013		2012
	Amount	Percentage	Amount	Percentage
	(dollars in thousands)
Net sales	$20,458	100.0%	$26,338	100.0%
Cost of sales	16,024	78.3%	21,685	82.3%
Gross profit	4,434	21.7%	4,653	17.7%
Operating expenses	3,931	19.2%	4,085	15.5%
Operating income	503	2.5%	568	2.2%
Interest expense, net	(85)	(0.5%)	(143)	(0.6%)
Other, net	(50)	(0.2%)	127	0.5%
Income from continuing operations before provision for income taxes	368	1.8%	552	2.1%
Provision for income taxes	(157)	(0.8%)	(216)	(0.8%)
Income from continuing operations	211	1.0%	336	1.3%
Loss on discontinued operations	—	0.0%	(61)	(0.2%)
Provision for income taxes	—	0.0%	17	0.0%
Loss on discontinued operations	—	0.0%	(44)	(0.0%)
Net income	$211	1.0%	$292	1.1%

Comparison of the three months ended March 31, 2013 and 2012

Net sales

Consolidated net sales for the three-month period ended March 31, 2013 was $20.5 million compared to $26.4 million for 2012, a decrease of $5.9 million, or 22.3%.  This decrease was attributable to the decrease in sales to ADT and its authorized dealers and reduction in sales to retail customers.

Cost of sales

Cost of sales is comprised of the base product cost, freight, duty and servicing fees where applicable.  Cost of sales totaled $16.0 million for the three-month period ended March 31, 2013 compared to $21.7 million in the comparable 2012 period, an decrease of $5.7 million, or 26.1%.  Cost of sales as a percentage of sales decreased to 78.3% in the 2013 period from 82.3% for 2012.  Our overall gross margin for the three-month period ended March 31, 2013, was approximately 21.7% compared to a gross margin of 17.7% for the comparable period in 2012.  The increase in gross profit margin is attributable to a decrease in sales to ADT and its authorized dealers and a shift in product mix.

Operating expenses

Operating expenses for the three-month period ended March 31, 2013 decreased by approximately $154,000, or 3.8%, compared to 2012.  The decrease in operating expenses is mainly attributable to decreases of (i) $233,000 in legal and professional fees; (ii) $110,000 in facilities cost including depreciation and amortization and marketing and trade show; and (iii) $72,000 in marketing and trade show expense, off-set by an increase of $189,000 in bad debt expenses, insurance costs, and various operation expenses.

Operating income

Operating income for the three-month period ended March 31, 2013 was approximately $503,000 compared to $568,000 in the corresponding 2012 period.

Interest expense

Interest expense totaled approximately $85,000 for the three-month period ended March 31, 2013 compared to $143,000 for the corresponding 2013 period, a decrease of approximately $58,000.  The average outstanding loan balance on the line of credit for the 2013 and 2012 periods was $11.9 million and $13.3 million, respectively, with a weighted average interest rate of 2.08% on all 2013 borrowings and a weighted average interest rate of 2.53% on 2012 borrowings.  The 2012 period included $29,000 of interest expense related to the interest rate swap which was fully expensed in June 2012.

Discontinued operations

For the three-month period ended March 31, 2013 we did not have any gain or loss from discontinued operations compared to a loss of $44,000 in the same period in 2012.  We sold Monarch for $130,000 of which approximately $50,000 was net cash and $80,000 was in a two-year secured promissory note.  The proceeds from the sale were offset by $100,000 in inventory, $200,000 in property and equipment and $400,000 in rent.  The total remaining contractual estimated lease obligation amounted to $700,000 accrued in connection with the sale, including future estimated property taxes, until the expiration of the Monarch lease on August 31, 2018 offset by sublease income and estimated fair rental value for the remainder of the Monarch lease term of $300,000.

Income taxes

We recorded an income tax expense on continuing operations of approximately $157,000 and $216,000 for each of the three-month periods ended March 31, 2013 and 2012, respectively.  Our effective tax rate was 42.7% and 39.1% for the three-month periods ended March 31, 2013 and 2012, respectively.  The rates reflect federal as well as state taxes.  The high effective tax rates for both periods are driven by state income taxes and amounts not deductible for tax reporting purposes.

Liquidity and capital resources

We had cash and cash equivalents of approximately $980,000 and $2.1 million at March 31, 2013 and December 31, 2012, respectively.

For the three-month period ended March 31, 2013, net cash used in operating activities was approximately $1.4 million compared to $1.1 million used in operating activities for the three-month period ended March 31, 2012.  The net cash used in operating activities for 2013 reflects an increase in trade accounts receivable of $3.4 million, an increase in prepaid expenses and other assets of $327,000, offset by an increase in accounts payable and accrued liabilities of $1.2 million and decreases of accounts receivable other, inventories and income tax receivable of $536,000.

Cash used in investing activities for the three-month period ended March 31, 2013 was $165,000 compared to $17,000 for the corresponding period in 2012.  The increase in cash used in investing activities is due to purchases of property and equipment in 2013 of $168,000 which offset by proceeds of $3,000 from the sale of property and equipment.

Net cash provided by financing activities for the three-month period ended March 31, 2013 was approximately $513,000 as compared to $1.2 million for the corresponding period in 2012.  The decrease in cash provided by financing activities was primarily due to a reduced draw down our line of credit offset by payments on capital lease and note obligations.

There was non cash activity related to the acquisition of property and equipment through a landlord incentive of $896,000 and through a capital lease of $345,000 during the period ended March 31, 2013.

Effective December 20, 2012, we entered into a credit agreement with Comerica Bank under which we may borrow up to $34.0 million, including a $30.0 million revolving line of credit (“Credit Line”) and $4.0 million term loan (“Term Loan”).  The Credit Line replaced the credit facility that we had with Wells Fargo.  All borrowings are secured by a first lien on all of our assets.  In addition, we may request an increase in the maximum Credit Line to $40.0 million.  Our borrowing availability is dependent upon our level of accounts receivable and inventory.  With respect to the interest rate for each borrowing, we have the option to choose a “LIBOR-base Rate” or “Daily Adjusted LIBOR-based Rate” plus an “Applicable LIBOR Margin.”  Under the Credit Line, interest is payable monthly and the outstanding principal is due at maturity, on December 20, 2016 (the “Maturity Date”).  Under the Term Loan, principal is payable in equal monthly installments of $47,619, plus interest beginning on February 1, 2013 with the entire unpaid principal amount due on the Maturity Date.  At March 31, 2013, approximately $12.8 million was outstanding under the Credit Line and $3.9 million was outstanding under the term loan.  Both the Credit Line and Term Loan were accruing interest at the rate of 2.08% per annum.

We believe that our cash and cash equivalents, cash provided by operations and cash available under our Credit Line will be sufficient to meet our operational needs over the next 12 months.

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

Universal Power Group, Inc.

Date: May 13, 2013	/s/ Ian Edmonds
Ian Edmonds
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ian Edmonds
Ian Edmonds
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)