Form 10-Q
period 2013-06-30
UNIVERSAL POWER GROUP INC.
filed 2013-08-14
CIK 1372000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes ☐                 No ☑

As of August 9, 2013, 5,020,000 shares of Common Stock were outstanding.

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

The terms “we”, “our”, “us”, “UPG”, “Company”,  or any derivative thereof, as used herein refer to Universal Power Group, Inc.

(i)

PART I — FINANCIAL INFORMATION

Item 1.             Condensed Consolidated Financial Statements

UNIVERSAL POWER GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(Amounts in thousands except share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$1,001	$2,069
Accounts receivable:
Trade, net of allowance for doubtful accounts of $403 (unaudited) and $324	12,345	8,847
Other	141	455
Inventories – finished goods, net of allowance for obsolescence of $538 (unaudited) and $423	27,816	30,396
Current deferred tax assets	978	838
Income tax receivable	316	512
Prepaid expenses and other current assets	1,468	970
Total current assets	44,065	44,087

PROPERTY AND EQUIPMENT
Logistics and distribution systems	1,877	1,908
Machinery and equipment	484	709
Furniture and fixtures	911	518
Leasehold improvements	954	395
Vehicles	1	111
Total property and equipment	4,227	3,641
Less accumulated depreciation and amortization	(2,513)	(3,173)
Net property and equipment	1,714	468

GOODWILL	1,387	1,387
INTANGIBLES, net	504	593
OTHER ASSETS	165	155
NON-CURRENT DEFERRED TAX ASSET	277	357
	2,333	2,492

TOTAL ASSETS	$48,112	$47,047

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Amounts in thousands except share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)

CURRENT LIABILITIES
Line of credit	$11,969	$12,188
Accounts payable	6,662	7,231
Accrued liabilities	875	386
Current portion of capital lease and note obligations	730	620
Deferred rent	313	—
Total current liabilities	20,549	20,425

LONG-TERM LIABILITIES
Capital lease and note obligations, less current portion	3,517	3,608
Deferred rent, less current portion	816	—
Total long-term liabilities	4,333	3,608

TOTAL LIABILITIES	24,882	24,033

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - $0.01 par value, 50,000,000 shares authorized, 5,020,000 shares issued and outstanding	50	50
Additional paid-in capital	16,396	16,390
Retained earnings	6,784	6,574
Total shareholders’ equity	23,230	23,014

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,112	$47,047

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$21,176	$23,583	$41,634	$49,921
Cost of sales	17,073	19,392	33,097	41,077
Gross profit	4,103	4,191	8,537	8,844

Operating expenses	3,970	3,487	7,901	7,572

Operating income	133	704	636	1,272

Other income (expense)
Interest expense	(116)	(153)	(201)	(296)
Other, net	12	—	(38)	127
Total other expense, net	(104)	(153)	(239)	(169)

Income from continuing operations before provision for income taxes	29	551	397	1,103
Provision for income taxes	(30)	(145)	(187)	(361)
Income (loss) from continuing operations	(1)	406	210	742
Discontinued operations:
Loss from operations of discontinued Monarch Outdoor Adventures, LLC	—	(646)	—	(707)
Provision for income taxes	—	143	—	160
Loss on discontinued operations	—	(503)	—	(547)
Net income (loss)	$(1)	$(97)	$210	$195
Net income (loss) per share
Basic:
Income from continuing operations	$0.00	$0.08	$0.04	$0.15
Loss on discontinued operations	$—	$(0.10)	$—	$(0.11)
Net income (loss)	$0.00	$(0.02)	$0.04	$0.04
Diluted:
Income from continuing operations	$0.00	$0.08	$0.04	$0.14
Loss on discontinued operations	$—	$(0.10)	$—	$(0.10)
Net income (loss)	$0.00	$(0.02)	$0.04	$0.04
Weighted average shares outstanding
Basic	5,020	5,020	5,020	5,020
Diluted	5,094	5,194	5,112	5,198

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(1)	$(97)	$210	$195
Amortization of hedging instrument	—	20	—	48
Comprehensive income (loss)	$(1)	$(77)	$210	$243

See accompanying notes to unaudited condensed consolidated financial statements.
4

UNIVERSAL POWER GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$210	$195
Items not requiring (providing) cash:
Depreciation and amortization	219	239
Provision for bad debts	338	38
Provision for obsolete inventory	208	320
Deferred income taxes	(60)	(249)
Loss on disposal of Monarch	—	616
Loss on disposal of property and equipment	44	—
Stock-based compensation	6	6
Changes in operating assets and liabilities
Accounts receivable – trade	(3,836)	(192)
Accounts receivable – other	319	44
Inventories	2,372	(15,120)
Income taxes receivable	196	413
Prepaid expenses and other assets	(508)	(210)
Accounts payable	(569)	6,317
Accrued liabilities	489	(4)
Settlement accrual	—	(241)
Deferred rent	197	(14)
Net cash used in operating activities	(375)	(7,842)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash received on Monarch sale	—	40
Purchases of property and equipment	(172)	(51)
Proceeds from sales of property and equipment	8	—
Net cash used in investing activities	(164)	(11)

CASH FLOWS FROM FINANCING ACTIVITIES
Net activity on line of credit	(219)	7,928
Payments on capital lease and note obligations	(310)	(56)
Net cash provided by (used in) financing activities	(529)	7,872

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,068)	19
Cash and cash equivalents at beginning of period	2,069	283
Cash and cash equivalents at end of period	$1,001	$302

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$50	$65
Interest paid	$200	$297

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of property and equipment through landlord incentives	$932	$—
Acquisition of property and equipment through capital lease	$345	$—

See accompanying notes to unaudited condensed consolidated financial statements.

UNIVERSAL POWER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The condensed consolidated interim unaudited financial statements of Universal Power Group, Inc. (“UPG” or the “Company”), a Texas corporation, included in this quarterly report have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three and six-month periods ended June 30, 2013 and 2012.  The results for the three and six-month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted.  The unaudited condensed consolidated financial statements included in this filing should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 29, 2013.  The condensed consolidated balance sheet of the Company as of December 31, 2012 has been derived from the audited consolidated balance sheet as of that date.

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

On January 8, 2009, the Company formed a limited liability company under the name Monarch Outdoor Adventures LLC d/b/a Monarch Hunting (“Monarch”), through which it acquired all of the tangible and intangible assets of a manufacturer and retailer of high-quality hunting products including battery and solar powered deer feeders, hunting blinds, stands and accessories for approximately $892,000.  Monarch is located in Arlington, Texas and has customers throughout the United States.  Monarch’s revenue and assets are not material to the Company’s consolidated financial statements On May 4, 2012, the Company sold Monarch for $130,000.  See Note K.

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

UNIVERSAL POWER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE C — STOCK-BASED COMPENSATION

At June 30, 2013, common shares reserved for future issuance include 1,980,000 shares issuable under the 2006 Stock Option Plan, as amended, as well as 20,000 shares issuable upon exercise of options not granted under the 2006 Stock Option Plan.  At June 30, 2013, there were 1,433,842 options outstanding under the 2006 Stock Option Plan, and 546,158  options are available for future grants.

There were no options granted during the six months ended June 30, 2013 or 2012.

At June 30, 2013, the aggregate intrinsic value of options outstanding and exercisable was $0.

At June 30, 2013, all outstanding options under the 2006 Stock Option Plan were fully vested with no remaining unrecognized compensation expense.

On June 25, 2007, Zunicom issued restricted stock to certain employees of UPG for past and future services.  The Company amortized the fair value of 398,144 shares, which had not been forfeited, and all compensation expense has been previously recorded.

On June 24, 2011, Zunicom issued an additional 99,538 restricted shares of its common stock to the same Company employees who received a grant in June 2007 and who were still employed by the Company.  As a condition to this grant, the grantees agreed to extend the restricted period on the shares issued in June 2007 for an additional three years.  As a result, all 497,682 shares will vest on June 24, 2014.  The Company is amortizing the fair value as compensation expense over the 36-month vesting period in accordance with ASC Topic 718, Compensation – Stock Compensation.  Approximately $5,700 compensation expense related to these shares was recorded during the six-month periods ended for both June 30, 2013 and 2012.  At June 30, 2013, there is approximately $11,400 of remaining unrecognized compensation expense associated with this grant.

On March 21, 2007, the Company issued stock options to non-employees to purchase 20,000 shares of the Company’s common stock at an exercise price of $7.00 per share vesting over three years and expiring December 19, 2016.  These stock options remain outstanding as of June 30, 2013.

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

For the three-month and six-month periods ended June 30, 2013, the dilutive effect of 852,592 stock options is included in the calculation and 601,250 stock options are excluded from the calculation as they are antidilutive.

For the three-month and six-month periods ended June 30, 2012, the dilutive effect of 852,592 stock options is included in the calculation and 571,250 stock options are excluded from the calculation as they are antidilutive.

UNIVERSAL POWER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE E — CREDIT AGREEMENT

Effective December 20, 2012, the Company entered into a credit agreement with Comerica Bank under which it may borrow up to $34.0 million, including a $30.0 million revolving line of credit (“Credit Line”) and $4.0 million term loan (“Term Loan”).  The Credit Line replaced the credit facility that the Company had with Wells Fargo.  All borrowings are secured by a first lien on all of the Company’s assets.  In addition, the Company may request an increase in the maximum Credit Line to $40.0 million.  Its borrowing availability is dependent upon its level of accounts receivable and inventory.  With respect to the interest rate for each borrowing, the Company has the option to choose a “LIBOR-base Rate” or “Daily Adjusted LIBOR-based Rate” plus an “Applicable LIBOR Margin.”  Under the Credit Line, interest is payable monthly and the outstanding principal is due at maturity, on December 20, 2016 (the “Maturity Date”).  Under the Term Loan, principal is payable in equal monthly installments of $47,619, plus interest beginning on February 1, 2013 with the entire unpaid principal amount due on the Maturity Date.  At June 30, 2013, approximately $12.0 million was outstanding under the Credit Line and $3.8 million was outstanding under the Term Loan.  Both the Credit Line and Term Loan were accruing interest at the rate of 2.07% per annum at June 30, 2013.

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

NOTE F — CONCENTRATIONS

At June 30, 2013, there were no customers with 10% or more of accounts receivable.    For the three and six months ended June 30, 2013 and 2012, there were no customers with 10% or more of net sales.

NOTE G — LEGAL PROCEEDINGS

The Company is not currently party to any legal proceedings than those arising in the ordinary course of business, which management does not believe will have a material adverse effect on the Company’s financial position, operating results, or cash flows.

UNIVERSAL POWER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE H — INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and various states.  With a few exceptions, the Company is no longer subject to U.S. state and local income tax examinations by tax authorities for the years before 2008.

The Company recorded income expense of approximately $30,000 and $2,000 for the three-month periods ended June 30, 2013 and 2012, respectively.  The income tax expense for the six-month periods ended June 30, 2013 and 2012 was $187,000 and $201,000, respectively.  The Company’s effective tax rate was 103.4% and 1.0% for the three months ended June 30, 2013 and 2012, respectively.  The Company’s effective tax rate was 47.1% and 50.6% for the six months ended June 30, 2013, and 2012, respectively. The taxes are different than the federal statutory rate of 34% primary as a result of state income taxes and items not deductible for income tax reporting.

NOTE I— GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the net identifiable assets of the acquired business. Goodwill is tested annually for impairment and when events or circumstances change to suggest that the carrying amount may not be recoverable. For purposes of impairment testing, goodwill is allocated to reporting units, which are either at the operating segment level or one reporting level below the operating segment. Goodwill is recorded in the financial statements at cost less accumulated impairment losses.  In the second quarter of 2013, management performed the required annual impairment test under the qualitative assessment methodology and determined that goodwill was not impaired.

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

Distribution Business

We sell, distribute and market batteries, related power accessories, low voltage wire and cable products and security accessories under various manufacturer brands, private labels and our own proprietary brands.  We are one of the leading domestic distributors of sealed, or “maintenance-free,” lead-acid batteries (“SLA batteries”).  We also assemble lithium-ion and other custom battery packs.  Our principal product lines include:

•	batteries and custom battery packs of a wide variety of chemistries, battery chargers and related accessories;

•	portable battery-powered products, such as jump starters;

•	low voltage wire and cable products;

•	security system components, such as alarm panels, perimeter access controls, horns, sirens, speakers, transformers, cable and wire; and

•	renewable power products such as solar power generators and solar products.

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

We believe that the demand for third-party logistics and supply chain management solutions is growing, particularly with globalization.  To be successful, businesses must excel in their core competencies and execute their supply chain processes quickly and accurately.  To remain competitive, businesses strive to identify ways to more efficiently manage their supply chain and streamline their logistics processes by minimizing inventory levels, reducing order and cash-to-cash cycle lengths and outsourcing manufacturing and assembly operations to low-cost locations.  An efficient supply chain has become a critical element to improving financial performance.  As a result, businesses are increasingly turning to organizations that provide a broad array of logistics and supply chain solutions.  These trends have been further facilitated by the rapid growth of technology enabling seamless electronic interfaces between systems of service providers and their customers.

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

Results of Operations

The following table compares our statement of operations data for the three and six months ended June 30, 2013 and 2012.  The trends suggested by this table may not be indicative of future operating results, which will depend on various factors including the nature of revenues (sales of batteries, power accessories, wire and cable products, security products versus logistics or value added services) and the relative mix of products sold (batteries versus security products, wire and cable products and power accessories), which can vary from quarter to quarter, as well as the state of the general economy.  In addition, our operating results in future periods may also be affected by acquisitions.

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Net sales	$21,176	100.0%	$23,583	100.0%	$41,634	100.0%	$49,921	100.0%
Cost of sales	17,073	80.6%	19,392	82.2%	33,097	79.5%	41,077	82.3%
Gross profit	4,103	19.4%	4,191	17.8%	8,537	20.5%	8,844	17.7%
Operating expenses	3,970	18.7%	3,487	14.8%	7,901	19.0%	7,572	15.2%
Operating income	133	0.6%	704	3.0%	636	1.5%	1,272	2.5%
Interest expense	(116)	(0.5%)	(153)	(0.6%)	(201)	(0.5%)	(296)	(0.6%)
Other, net	12	0.1%	—	—	(38)	(0.1%)	127	0.3%
Income from continuing operations before provision for income taxes	29	0.1%	551	2.3%	397	1.0%	1,103	2.2%
Provision for income taxes	(30)	(0.1%)	(145)	(0.6%)	(187)	(0.4%)	(361)	(0.7%)
Income (loss) from continuing operations	(1)	(0.0%)	406	1.7%	210	0.5%	742	1.5%
Loss on discontinued operations	—	0.0%	(646)	(2.7%)	—	0.0%	(707)	(1.4%)
Provision for income taxes	—	0.0%	143	0.6%	—	0.0%	160	0.3%
Loss on discontinued operations	—	0.0%	(503)	(2.1%)	—	0.0%	(547)	(1.1%)
Net income (loss)	$(1)	(0.0%)	$(97)	(0.4%)	$210	0.5%	$195	0.4%

Comparison of the three months ended June 30, 2013 and 2012

Net sales

Consolidated net sales for the three-month period ended June 30, 2013 was $21.2 million compared to $23.6 million for same period in 2012, a decrease of $2.4 million or 10.2%.  This decrease was attributable to a $2.9 million decrease in sales to ADT and its authorized dealers which was offset by an increase in existing customers.

Cost of sales

Cost of sales is comprised of the base product cost, freight, duty and servicing fees where applicable.  Cost of sales totaled $17.1 million for the three-month period ended June 30, 2013 compared to $19.4 million in the comparable 2012 period, a decrease of $2.3 million, or 11.9%.  Cost of sales as a percentage of sales decreased to 80.6% in the 2013 period from 82.2% for 2012.  Our overall gross margin for the three-month period ended June 30, 2013, was approximately 19.4% compared to a gross margin of 17.8% for the comparable period in 2012.  The increase in gross profit margin was attributable to a shift in product mix.

Operating expenses

Operating expenses for the three-month period ended June 30, 2013 increased by approximately $483,000, or 13.9%, compared to the same period in 2012.  For the 2013 period, the increase in operating expenses was attributable to increases of (i) $245,000 of  bad debt expense which is mostly related to one customer that has filed bankruptcy during the second quarter of 2013 and management has assessed an estimated reserve on the outstanding balance  (ii) $224,000 in facilities costs associated with the new location and depreciation and amortization expense; (iii) $45,000 in personnel and travel costs; and (iv) $35,000 in insurance costs which were offset by decreases in legal fees and marketing and trade show costs in the aggregate of $66,000.

Operating income

For the three-month period ended June 30, 2013, our operating income decreased by approximately $571,000, or 81.1%, compared to the second quarter of 2012.

Interest expense

Interest expense totaled approximately $116,000 for the three-month period ended June 30, 2013 compared to $153,000 for the corresponding 2012 period, a decrease of approximately $37,000.  The average outstanding loan balance on the line of credit for the 2013 and 2012 periods was $12.4 million and $18.0 million, respectively, with a weighted average interest rate of 2.07% on all 2013 borrowings and a weighted average interest rate of 2.50% on 2012 borrowings.  The 2012 period included $19,000 of interest expense related to the interest rate swap which was fully expensed in June 2012.

Discontinued Operations

For the three-month period ended June 30, 2013 we did not have any gain or loss from discontinued operations compared to a loss of approximately $600,000 for the three-month period ended June 30, 2012.  We sold Monarch for $130,000 of which approximately $50,000 was net cash and $80,000 was in a two-year secured promissory note.  The proceeds from the sale were offset by $100,000 in inventory, $200,000 in property and equipment and $400,000 in rent.  The total remaining contractual estimated lease obligation amounted to $700,000 accrued in connection with the sale, including future estimated property taxes, until the expiration of the Monarch lease on August 31, 2018 offset by sublease income and estimated fair rental value for the remainder of the Monarch lease term of $300,000.

Income taxes

We recorded an income tax expense on continuing operations of approximately $30,000 and $145,000 for each of the three-month periods ended June 30, 2013 and 2012, respectively.  Our effective tax rate was 103.4% and 26.3% for the three-month periods ended June 30, 2013 and 2012, respectively.  The taxes reflect federal as well as state taxes.  The effective tax rates for both periods are different from the statutory rate of 34% which is driven by state income taxes and amounts not deductible for tax reporting purposes.

For the six months ended June 30, 2013 and 2012

Net Sales

For the six-month period ended June 30, 2013, we had net sales of $41.6 million compared to $49.9 million for the same period in 2012, a decrease of $8.3 million, or 16.6%.  This decrease was primarily attributable to the decrease in sales to ADT and its authorized dealers and reduction in sales to retail customers.

Cost of sales

Cost of sales totaled $33.1 million for the six-month period ended June 30, 2013 compared to $41.1 million in the comparable 2012 period, a decrease of $8.0 million, or 19.5%.  Cost of sales as a percentage of sales decreased to 79.5% in the 2013 period from 82.3% for 2012.  Our overall gross margin for the six-month period ended June 30, 2013, was approximately 20.5% compared to a gross margin of 17.7% for the comparable period in 2012.  The increase in gross profit margin was attributable to a shift in product mix.

Operating expenses

Operating expenses for the six-month period ended June 30, 2013 increased by approximately $329,000, or 4.3%, compared to the same period in 2012.  For the 2013 period, the increase in operating expenses was attributable to increases of (i) $300,000 in bad debt expense which is mostly related to one customer that has filed bankruptcy during the second quarter of 2013 and management has assessed an estimated reserve on the outstanding balance  (ii) $177,000 in facilities costs from the new location and depreciation and amortization expense (iii) $86,000 in personnel and travel costs; and (iii) $131,000 in insurance costs and general company costs which were offset by decreases of $248,000 in legal fees and $117,000 in marketing and trade show costs.

Operating income

For the six-month period ended June 30, 2013, our operating income decreased to approximately $636,000 compared to $1.3 million for the same period in 2012.

Interest expense

Interest expense totaled approximately $201,000 for the six-month period ended June 30, 2013 compared to $296,000 for the corresponding 2012 period, a decrease of approximately $95,000.  The average outstanding loan balance on the line of credit for the 2013 and 2012 periods was $12.1 million and $15.6 million, respectively, with a weighted average interest rate of 2.07% on all 2013 borrowings and a weighted average interest rate of 2.51% on 2012 borrowings.  The 2012 period included $48,000 of interest expense related to the interest rate swap which was fully expensed in June 2012.

Discontinued Operations

For the six-month period ended June 30, 2013 we did not have any gain or loss from discontinued operations compared to a loss of approximately $600,000 for the six-month period ended June 30, 2012.  We sold Monarch for $130,000 of which approximately $50,000 was net cash and $80,000 was in a two-year secured promissory note.  The proceeds from the sale were offset by $100,000 in inventory, $200,000 in property and equipment and $400,000 in rent.  The total remaining contractual estimated lease obligation amounted to $700,000 accrued in connection with the sale, including future estimated property taxes, until the expiration of the Monarch lease on August 31, 2018 offset by sublease income and estimated fair rental value for the remainder of the Monarch lease term of $300,000.

Income taxes

We recorded income tax expense on continuing operations of approximately $187,000 and $361,000 for the six-month periods ended June 30, 2013 and 2012, respectively.  Our effective tax rate was 47.1%  and 32.7% for the six-month periods ended June 30, 2013 and 2012, respectively.  The rates reflect federal as well as state taxes.  The high effective tax rates for June 30, 2013 period is driven by state income taxes and amounts not deductible for tax reporting purposes.

Liquidity and capital resources

We had cash and cash equivalents of approximately $1.0 million and $2.1 million at June 30, 2013 and December 31, 2012, respectively.

For the six-month period ended June 30, 2013, net cash used in operating activities was approximately $375,000 compared to $7.8 million used in operating activities for the same period in 2012.  The net cash used in operating activities for 2013 reflects an increase in trade accounts receivable of $3.8 million, an increase in prepaid expenses and other assets of $508,000, and a decrease in accounts payable of $569,000 which were offset by decreases in inventory of $2.4 million, increases of accrued liabilities of $489,000 and deferred rent of $197,000 and decreases of accounts receivable other of $319,000 and income tax receivable of $196,000.  During the second quarter of 2013, a customer that had outstanding receivables with us filed Chapter 11 bankruptcy.  Management has recorded an estimate reserve for a portion of the receivable for this customer. This estimate is subject to change. Accounts receivable increased significantly from December 31, 2012. Management continues to monitor receivables and adjust reserves accordingly.

Net cash used in investing activities for the six-month period ended June 30, 2013 was $164,000 compared to $11,000 used in investing activities for the same period in 2012.  The increase in cash used in investing activities was due to purchases of property and equipment in 2013 of $172,000 which was offset by proceeds of $8,000 from the sale of property and equipment.

Net cash used in financing activities for the six-month period ended June 30, 2013 was approximately $529,000 as compared to $7.9 million provided by financing activities for the corresponding period in 2012.  The decrease in cash provided by financing activities was primarily due to a reduced draw down our line of credit offset by payments on capital lease and note obligations.

There was non cash activity related to the acquisition of property and equipment through a landlord incentive of $932,000 and through a capital lease of $345,000 during the period ended June 30, 2013.

Effective December 20, 2012, we entered into a credit agreement with Comerica Bank under which we may borrow up to $34.0 million, including a $30.0 million revolving line of credit (“Credit Line”) and $4.0 million term loan (“Term Loan”).  The Credit Line replaced the credit facility that we had with Wells Fargo.  All borrowings are secured by a first lien on all of our assets.  In addition, we may request an increase in the maximum Credit Line to $40.0 million.  Our borrowing availability is dependent upon our level of accounts receivable and inventory.  With respect to the interest rate for each borrowing, we have the option to choose a “LIBOR-base Rate” or “Daily Adjusted LIBOR-based Rate” plus an “Applicable LIBOR Margin.”  Under the Credit Line, interest is payable monthly and the outstanding principal is due at maturity, on December 20, 2016 (the “Maturity Date”).  Under the Term Loan, principal is payable in equal monthly installments of $47,619, plus interest beginning on February 1, 2013 with the entire unpaid principal amount due on the Maturity Date.  At June 30, 2013, approximately $12.0 million was outstanding under the Credit Line and $3.8 million was outstanding under the Term Loan.  Both the Credit Line and Term Loan were accruing interest at the rate of 2.07% per annum at June 30, 2013.

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

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013, covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6.         Exhibits

The following exhibits are furnished as part of this report or incorporated herein as indicated:

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Formation (including Amended and Restated Articles of Incorporation) (1)
3(ii)	Amended and Restated Bylaws (1)
4.1	Specimen stock certificate (1)
4.2	Form of representatives’ warrant (1)
4.3	$4,000,000 Installment Note dated December 20, 2012 (11)
4.4	$30,000,000 Master Revolving Note dated December 20, 2012 (11)
10.1(a)**	Form of 2006 Stock Option Plan (1)
10.1(b)	Form of Stock Option Agreement (1)
10.1(c)**	Amendment to the 2006 Stock Option Plan (6)
10.2	Separation Agreement between UPG and Randy Hardin (2)
10.3**	Form of Ian Edmonds Employment Agreement (7)
10.7	Real Property Lease for 1720 Hayden Drive, Carrollton, Texas (1)
10.9	Real Property Lease for Las Vegas, Nevada (1)
10.10	Real Property Lease for Atlanta, GA (9)
10.11	Termination Agreement with Stan Battat d/b/a Import Consultants (3)
10.12	Third-Party Logistics & Purchase Agreement, dated as of November 3, 2008, with Brinks Home Security, Inc., (currently ADT Security Services (formerly Broadview Security), Inc.) (4)
10.13	Credit Agreement with Wells Fargo Bank, National Association (8)
10.14	Security Agreement with Wells Fargo Bank, National Association (8)
10.15	Real Property Lease for 488 S. Royal Lane, Coppell, Texas (10)
10.16	Credit Agreement, effective as of December 20, 2012 between the Company and Comerica Bank (11)
10.17	Security Agreement, effective as of December 20, 2012 between the Company and Comerica Bank (11)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	Management Contract, compensatory plan or arrangement.
(1)	Incorporated herein by reference to the Exhibit with the same number to our Registration Statement on Form S-1 (SEC File No. 333-137265) effective as of December 20, 2006.
(2)	Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 23, 2009.
(3)	Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 17, 2009.
(4)	Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2008.
(6)	Incorporated herein by reference to Exhibit 10.1(c) to our Annual Report on Form 10-K for the year ended December 31, 2008.
(7)	Incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended September 30, 2009.
(8)	Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 23, 2009.
(9)	Incorporated herein by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2010.
(10)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed on November 9, 2012.
(11)	Incorporated herein by reference to our Current Report on Form 8-K filed on December 31, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Power Group, Inc.

Date: August 14, 2013	/s/ Ian Edmonds
Ian Edmonds
President and Chief Executive Officer
(Principal Executive Officer)

/s/Ian Edmonds
Ian Edmonds
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

